Form 10QSB
period 1998-09-30
CORE CARE SYSTEMS INC
filed 1998-12-18
CIK 1067937

UNITED  STATES
     SECURITIES  AND  EXCHANGE  COMMISSION
     WASHINGTON,  D.C.  20549

     FORM  10-QSB

(Mark  One)

  X     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT  OF  1934
--

               For  the  quarterly  period  ended  September  30,  1998
                                                  ---------------------

_____     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE EXCHANGE ACT

               For  the  transition  period  from  ________  to  ________

               COMMISSION  FILE  NUMBER:000-24807

                        CORECARE  SYSTEMS,  INC.
                        ------------------------
     (Name  of  small  business  issuer  as  specified  in  its  charter)

        Delaware                                     23-2840367
    -------------------                            -------------
(State  of  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization)               Identification  No.)

     c/o  Kirkbride  Center,  111  North  49th  St.,  Phila.,  PA  19139
     -------------------------------------------------------------------
     (Address  of  principal  executive  offices)

           (215)  471-2600
     ---------------------
     (Issuer's  Telephone  Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                                           ---

          As of November 1, 1998 the issuer had issued and outstanding
               15,693,782 shares, $.001 par value, of Common Stock

     PART  I  -  FINANCIAL  INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS



     INDEX  TO  FINANCIAL  STATEMENTS
     --------------------------------



                                          Page
                                          ----

Consolidated  Balance  Sheet
     Nine  months  ended
     September  30,  1998  and
     Fiscal  Year  Ended
     December  31,  1997                 F  -  1

Consolidated  Statement  of  Operations
     Nine  months  ended
     September  30,  1998  and  1997     F  -  2

Consolidated  Statement  of  operations
     Quarter  ended
     September  30,  1998  and  1997     F  -  3

Consolidated  States  of  Cash  Flows
     Nine  months  ended
     September  30,  1998  and  1997     F  -  4

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS


     CoreCare Systems, Inc. (the "Company") is a regional behavioral health care network operating in Eastern Pennsylvania. The Company's headquarters are located at c/o Kirkbride Center, 111 North 49th Street, Philadelphia, PA 19139 having recently moved its executive offices from 940 West Valley Road, Suite 2102, Wayne, PA 19087. Its telephone number at its new location is (215) 471-2600. In 1996, the Company transferred its state of incorporation from Nevada to Delaware.


     Management's discussion and analysis is based upon the unaudited consolidated financial statements of the Company for the nine month periods ended September 30, 1998 and 1997, and include the accounts of the Company and its subsidiaries after elimination of any inter-company balances and transactions.


RESULTS  OF  OPERATIONS:

          Revenue  - Revenue in the nine month period ending September 30, 1998,
          -------
was $15,985,008, representing an increase of approximately 80% over total income in the comparable 1997 period. The material increase in total income in the first nine months of 1998, compared with the prior year period, is attributable to a number of factors, including the following:

          (a) Nine months operation of Kirkbride Center during 1998 as compared to seven months during 1997;

          (b) Patient days at the Kirkbride Center and Westmeade at Warwick tripled during 1998 from 1997;

          (c)  Outpatient  revenues  at  the  Kirkbride  Center  and  Penn
Interpersonal  Communications,  Inc.  doubled  in  1998  over  1997;

          (d) New programs at the Kirkbride Center consisting of geriatric partial hospitalization and 43 drug and alcohol rehabilitation beds opened in July,1998;

          (e) Dual diagnosis program at the Kirkbride Center expanded during 1998; and

          (f) One of the Company's subsidiaries, Managed Careware, Inc. d/b/a CoreCare Management, Inc. ("CMI"), had three months of operations in 1997 versus nine months in 1998.

          Operating,  selling,  general  and administrative expenses - Operating
          ----------------------------------------------------------
expenses increased by approximately $900,000 during the nine months ended September 30, 1998 over 1997, however, as a percentage of total income the expense declined from 59% in 1997 to 39% in 1998. This was due primarily to the improvement in selling, general and administrative (SG&A) expenses, which declined to 15% in 1998 from 37% in 1997. This was partially offset by increase salary and employee benefit expense from 9% in 1997 to 18% in 1998. The SG&A declined by $900,000 due to cost savings realized from cancellation of a management services contract for the Kirkbride Center for five months in 1997 and consolidation savings following the acquisition of CMI in July 1997. The salary expenses increased by approximately $2.1 million to $2.9 million due to an increase in volume and cancellation of the management services agreement.

          Direct  Costs  -  Direct  costs  include  costs principally related to
          -------------
patient care such as costs of nursing, physicians, technicians, pharmacy, dietary, laboratory, housekeeping and supplies. The ratio of direct costs to revenue was 45% in 1998 versus 54% in 1997. The improvement in gross profit was due to the stabilization of operations compared to the less efficient utilization of resources following the acquisition of the Kirkbride Center.

          Net  Income  -  Net income in the nine months ended September 30, 1998
          -----------
was $1,251,761 (approximately 7.8% of revenue) compared to a net loss in the first nine months of 1997 of ($1,126,933), principally as the result of the increase in total income and decrease in selling, general and administrative expenses as a percentage of total income, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES:

          Due to the Company's rapid growth during 1998, the Company has experienced liquidity constraints from time to time. This was offset by a completion of a major financing with WRH Mortgage, Inc. during the first quarter of 1998. These funds provided capital for improvements to the Kirkbride Center, reduction of more expensive debt, and working capital. The Company is in the process of attempting to consolidate its short-term debt and to refinance the Kirkbride Center mortgage at a lower interest rate.

     PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

          None.


ITEM  2.     CHANGES  IN  SECURITIES

          The following sales of securities of the Company took place as indicated below. Unless otherwise described, all such sales were a result of transactions that were exempt from registration under the Securities Act pursuant to Section 4(2) of such Act, and the shares of the Company's Common Stock issued (or issuable in the case of warrants or options) were "restricted securities" as that term is defined in Rule 144 and may be resold only in compliance with registration provisions of the Securities Act or an exemption thereunder.

RULE  504  OFFERING  -  1998
----------------------------

     In  July  1998,  the  Company  initiated  an equity offering under Rule 504
("Rule 504") Regulation D, promulgated under the Securities Act of 1933, as amended ("Securities Act") of a maximum of $1,000,000 in Common Stock of the Company. Through September 30, 1998, a total of 274,000 shares to one investment group and two individuals for a total amount of $232,220 were issued pursuant to said offering.

     The shares in this offering were not registered under Federal or any state laws. Pursuant to Rule 504(b)(1), the shares are not "registered securities", as that term is defined in Rule 144, promulgated under the Securities Act ("Rule 144"), and the Company does not intend to impose any restrictions on the resale thereof, except to the extent that such restrictions is required by state law.

     This offering was terminated as of October 12, 1998 when the Company's registration statement on Form 10-SB became effective.

SHARES  ISSUED  FOR  SERVICES
-----------------------------

     The following shares were issued during the nine months ended September 30, 1998: 250,000 shares were issued in private placements ; 1,025,804 shares were issued as payment for services, 376,316 shares were issued pursuant forbearance agreements with respect to certain notes financing; 350,000 shares were issued as consideration for the acquisitions; 84,800 shares were issued to 199 employees pursuant to the Company's 1996 Stock Plan and for certain employee compensation; 33,334 shares were issued with respect to a settlement agreement.


WARRANTS  ISSUED
----------------

     Between July 1, 1998 and September 30, 1998, the Company issued warrants to purchase a total of 75,000 shares of the Company's Common Stock at $1.00 per share and an expiration date of June 30, 2002 to one of the Company's lenders/investment group as part of an agreement to extinguish certain put rights granted to the investment group in 1997. On September 30, 1998, the Company issued warrants to purchase a total of 800,000 shares of the Company's Common Stock at $1.00 per share and an expiration date of March 3, 2004 to WRH Mortgage, Inc., the Mortgagee of the Kirkbride Center owned by the Company's subsidiary, CoreCare Behavioral Health Management, Inc. in consideration of advisory services rendered to the Company.

ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

          None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION

In October, 1999 the company announced a contractual relationship with the Temple University Behavioral Network to integrate the Kirkbride continuum of care with services provided by the Temple University Behavioral Health Network
(TUHS) to increase the services to TUHS' patient population. The scope of the affiliation includes medical education and cooperation in the area of conducting clinical trials on new pharmaceutical products.

Also, in October Quantum Clinical Services Group, a wholly owned subsidiary of Corecare Systems, Inc., began generating revenues from previously announced contracts to conduct clinical trials at the Kirkbride Center on new drug products sponsored by pharmaceutical companies. The company initiated two additional clinical trial contracts in the fourth quarter.

The company has applied for the necessary approvals to increase the number of beds for its drug and alcohol rehabilitation program from 43 to 63. The company expects to receive the approvals in January, 1999. The drug and alcohol rehabilitation program has been operating at or close to capacity shortly after its inception.

ITEM  6.     EXHIBITS  AND  REPORTS

          (a)     Exhibits.
                  --------

                    SEC
Exhibit            Reference
  No.               No.
-----            ------



 4.01               4               Form of Common Stock Purchase Warrant issued
to  WRH  Mortgage,  Inc.

 27                              Financial  Data  Schedule





          (b)     Reports  on  Form  8-K.
                  ----------------------

               No new reports on Form 8-K were filed in the quarter ended September 30, 1998.

     SIGNATURES



          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December    ,  1998
     ---------------------


                                   CORECARE  SYSTEMS,  INC.



BY:/s/_____________________________
       ROSE  S.  DIOTTAVIO,  PRESIDENT



CORECARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET



ASSETS


                                                      9/30/98       12/31/97
                                                    ------------  -------------
Cash and cash equivalents                           $         -   $    304,267
Accounts receivable, net                            $ 9,636,831   $  4,955,473
Prepaid and Other Current Assets                    $ 1,674,388   $  1,767,367
Due from Affiliates                                 $         -   $          0
                                                    ------------
   Total current assets                             $11,311,219      7,027,107
                                                    ------------  -------------


Contract rights, net of amortization                $ 1,288,919   $  1,079,674
  Less accumulated amortization                     $  (873,808)     ($531,011)
                                                    $   415,111        548,663
                                                    ------------  -------------

Property & equipment                                $17,272,665   $ 13,269,061
Less accumulated depreciation                       $(1,976,136)   ($1,027,953)
                                                    $15,296,529     12,241,108
                                                    ------------  -------------

Cost in excess of net assets of aquired businesses  $ 1,801,155   $  1,801,155
  Less accumulated amortization                     $  (197,642)  $          0
                                                    $ 1,603,513      1,801,155
                                                    ------------  -------------

Deferred finance costs                              $ 2,449,163   $    546,822
  Less accumulated amortization                     $  (258,772)     ($241,468)
                                                    $ 2,190,392        305,354
                                                    ------------  -------------

Restricted cash                                     $    13,644   $    197,394
Deposits                                            $   109,334   $    108,933
Other                                               $ 3,096,505   $  2,475,500
Total Other Assets                                  $ 3,219,483      2,781,827
                                                    ------------  -------------


TOTAL ASSETS                                        $34,036,247   $ 24,705,212
                                                    ============  =============




CORECARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

LIABILITIES


                                                9/30/98       12/31/97
                                              ------------  -------------
Accounts payable                              $ 3,816,693   $  2,275,442
Payrolls and related taxes                    $ 1,813,004   $          0
Accrued exp. and other liab.                  $ 1,200,788   $  3,779,780
Notes Payable: including current portion LTD  $19,225,589   $ 11,857,428
Capital leases,current portion                $    48,810   $     38,565
Loans Payable - Officers                      $   913,172   $  1,013,428
Total current liabilities                     $27,018,056     18,964,643
                                              ------------  -------------

Long-term debt, net current portion           $ 2,206,460   $  2,286,265
                                                2,206,460      2,286,265
                                              ------------  -------------

TOTAL LIABILITIES                              29,224,516     21,250,908
                                              ------------  -------------

SHAREHOLDERS EQUITY:
Preferred Stock                               $        36   $         36
Common Stock                                  $    13,846   $     12,694
Add'l PIC                                     $11,276,426   $ 10,650,975
Accumulated deficit                           $(6,478,577)   ($7,209,400)

TOTAL SHAREHOLDERS EQUITY                       4,811,731      3,454,305
                                              ------------  -------------

TOTAL  LIABILITY & SHAREHOLDERS EQUITY        $34,036,247   $ 24,705,212
                                              ============  =============












F-2



CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                    1998        1997
Revenue:                         15,986,008   8,892,226

Direct Costs:                     7,209,165   4,762,235
                                 ----------  -----------

Gross Profit                      8,776,843   4,129,991
                                 ----------  -----------

Operating Expenses:
Salaries and employee benefits    2,942,453     834,830
Selling and administrative        2,183,344   3,264,273
Depreciation                        315,388     259,879
Amortization                        448,168     497,604
Bad debt expense                    332,943     400,338
Total operating expenses          6,222,296   5,256,924
                                 ----------  -----------

Income(loss) from operations      2,554,547  (1,126,933)
                                 ----------  -----------

Other expenses:
Interest expense                  1,243,500   1,408,688
Taxes                                 8,919           0
Factor fees                          84,107     173,908
Total other expenses/(income)     1,336,526   1,582,596
                                 ----------  -----------

Net income(loss) before Taxes     1,218,021  (2,709,529)
Income Taxes                        487,208           0
-------------------------------  ----------  -----------
Net income(loss)                    730,813  (2,709,529)

Earnings Per Share
  Basic                               0.051      (0.210)
  Diluted                             0.032      (0.210)
                                 ==========  ===========



F-3



CORECARE SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
QUARTER ENDED SEPTEMBER 30,



                                   1998        1997
Revenue:                         5,658,260  4,587,140

Direct Costs:                    2,334,015  2,385,598
                                 ---------  ----------

Gross Profit                     3,324,245  2,201,542
                                 ---------  ----------

Operating Expenses:
Salaries and employee benefits   1,203,835    149,853
Selling and administrative         771,715  1,226,109
Depreciation                       120,515     87,194
Amortization                        85,619    146,344
Bad debt expense                   185,147    193,722
Total operating expenses         2,366,831  1,803,222
                                 ---------  ----------

Income(loss) from operations       957,414    398,320
                                 ---------  ----------

Other expenses:
Interest expense                   490,107    404,849
Taxes                                8,919          0
Factor fees                         29,139     61,454
Total other expenses/(income)      528,165    466,303
                                 ---------  ----------

Net income(loss) before taxes      429,249    (67,983)
Income Tax Provision               171,700          0
-------------------------------  ---------  ----------
Net Income                         257,549    (67,983)

Earnings Per Share
  Basic                              0.016     (0.005)
  Diluted                            0.011     (0.005)
                                 =========  ==========


F-4



 CORECARE SYSTEMS, INC.
 STATEMENT OF CASH FLOWS
 FOR THE NINE MONTHS  ENDING SEPTEMBER 30, 1998 AND 1997



                                                            1998         1997

 CASH FLOW FROM OPERATING ACTIVITIES
 Net Income (loss)                                          730,823   (2,709,529)
 Common stock issued for services and interest expense                   518,075
 Deferred income taxes                                                   259,879
 Depreciation                                               315,388      497,604
 Amortization*                                              250,523      457,649
Accounts receivable, net                                 (4,681,358)  (3,498,473)
Prepaid and Other Current Assets                             92,979     (186,384)
Accounts payable                                          1,541,251    1,827,712
Accrued exp. and other liab.                               (765,988)   1,492,581
                                                         -----------  -----------
                                                         (2,516,382)  (1,340,886)

 CASH FROM INVESTING ACTIVITIES:
Purchase of property & equipment                         (3,063,591)  (6,866,629)
Deferred finance costs                                   (1,902,341)     (69,157)
Contract Rights                                            (209,245)           -
Other Assets                                               (437,656)           -
                                                         -----------  -----------
                                                         (5,612,833)  (6,935,786)

 CASH FROM FINANCING ACTIVITIES:
Long-term debt, net current portion                      13,713,069    7,458,541
Repayment  of notes payable                              (6,424,713)           -
Capital leases,current portion                               10,245            -
Loans Payable - Officers                                   (100,256)           -
 Shareholder's Equity                                       626,603      800,188
                                                         -----------  -----------
                                                          7,824,948    8,258,729

 Change in cash                                            (304,267)     (17,943)

 Beginning cash                                             304,267       44,249
                                                         -----------  -----------

 Ending cash                                                      -

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     INTEREST PAID                                        1,264,337      469,920
                                                         -----------  -----------
          TAXES PAID                                              -            -
                                                                      -----------

 NON CASH INVESTING ACTIVITIES:
 Common stock issued for services and interest expense      769,005      518,075
                                                         -----------  -----------





Notes to Financial Statements

1.     Basis of presentation:
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnote thereto included in the Company's report on Form 10-SB for the year ended December 31, 1997.

2.     The Business:
Corecare Systems, Inc. through its nine operating subsidiaries, provides management services to behavioral health service providers; provides, owns, and operates outpatient and inpatient behavioral health services; provides clinical trial services to the pharmaceutical industry; and develops billing software for the health industry.

3.     Summary of significant accounting policies:

Principles of consolidation:
The September 30, 1998 and December 31, 1997 financial statements of the Company include accounts of Corecare Systems, Inc. and its wholly owned subsidiaries.

                                   EXHIBIT 27



     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
     EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF
     SEPTEMBER 30, 1998 AND THE CONSOLIDATED STATEMENT OF
     OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
     AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
     FINANCIAL STATEMENTS.




               ITEM DESCRIPTION                                             AMOUNT
      5-02(1)      Cash and Cash Items                                             0
      5-02(2)      Marketable Securities                                           0
5-02(3)(a)(1)      Notes and Accounts Receivable - trade                 $10,740,607
      5-02(4)      Allowances for Doubtful Accounts                      $(1,373,814)
      5-02(6)      Inventory                                             $ 4,390,328
      5-02(9)      Total Current Assets                                  $14,027,159
     5-02(13)      Property, Plant & Equipment                           $23,802,653
     5-02(14)      Accumulated Depreciation                              $(3,306,358)
     5-02(18)      Total Assets                                          $34,523,455
     5-02(21)      Total Current Liabilities                             $27,018,056
     5-02(22)      Bonds, Mortgages and similar debt                     $ 2,206,460
     5-02(28)      Preferred Stock - Mandatory Redemption                $        10
     5-02(29)      Preferred Stock - No Mandatory Redemption             $        26
     5-02(30)      Common Stock                                          $    13,846
     5-02(31)      Other Stockholders' Equity                            $ 5,285,057
     5-02(32)      Total Liabilities & Stockholders' Equity              $34,523,455
  5-03(b)1(a)      Net Sales of Tangible Products                                  0
    5-03(b)1       Total Revenues                                        $15,986,008
  5-03(b)2(a)      Cost of Tangible Goods Sold                                     0
    5-03(b)2       Total Costs and Expenses Applicable
                   to Sales and Revenues                                 $ 6,222,296
    5-03(b)3       Other Costs and Expenses                              $ 1,336,526
    5-03(b)5       Provision for Doubtful Accounts and Notes             $   332,943
   5-03(b)(8)      Interest and Amortization of Debt Discount                      0
  5-03(b)(10)      Income Before Taxes and Other Items                   $ 1,218,021
  5-03(b)(11)      Income Tax Expense                                    $   487,208
  5-03(b)(14)      Income/Loss from Continuing Operations                $   730,813
  5-03(b)(15)      Discontinued Operations                               $  (321,983)
  5-03(b)(17)      Extraordinary Items                                             0
  5-03(b)(18)      Cumulative Effect - Changes in Accounting Principles            0
  5-03(b)(19)      Net Income or Loss                                      1,052,796
  5-03(b)(20)      Earnings Per Share - Primary                                0.048
  5-03(b)(20)      Earnings Per Share - Fully Diluted                          0.043






