Form 10KSB
period 1998-12-31
CORE CARE SYSTEMS INC
filed 1999-04-15
CIK 1067937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         -------------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO.  0-24807

                             CORECARE SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            Delaware                                            23-2840367
  (STATE  OR  JURISDICTION  OF                               (I.R.S.  EMPLOYER
INCORPORATION  OR  ORGANIZATION)                            IDENTIFICATION  NO.)


                               111 N. 49th Street
                             Philadelphia, PA 19139
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  215/471-2600
                           (ISSUER'S TELEPHONE NUMBER)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

The  issuer's  revenues  for  its  most  recent  fiscal  year  were $21,617,054.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of April 13, 1999, was $4,454,366.

The number of shares outstanding of each class of the issuer's common equity, as of April 1, 1999, was as follows: Common Stock - 15,949,128 shares.

Transitional  Small  Business Disclosure Format (check one):     Yes          No

                CORECARE SYSTEMS, INC.
                     FORM 10-KSB

                  TABLE OF CONTENTS
                  -----------------

PART I

ITEM 1-   BUSINESS                           2
ITEM 2-   DESCRIPTION OF PROPERTY           18
ITEM 3-   LEGAL PROCEEDINGS                 18
ITEM 4-   SUBMISSION OF MATTERS
          TO A VOTE OF SECURITY HOLDERS     19


PART II

ITEM 5-   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS   20
ITEM 6-   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS         21
ITEM 7-   FINANCIAL STATEMENTS              35
ITEM 8-   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE          35


PART III

ITEM 9-   DIRECTORS, EXECUTIVE OFFICERS,
          PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION
          16 (A) OF THE EXCHANGE ACT        36
ITEM 10-  EXECUTIVE COMPENSATION            42
ITEM 11-  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                    44
ITEM 12-  CERTAIN RELATIONSHIPS
          AND RELATED TRANSACTIONS          46
ITEM 13-  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS
          ON FORM 8-K                       53

                                     PART I
                                     ------

ITEM  1  -     BUSINESS

(A)     BUSINESS  DEVELOPMENT:
        ----------------------

     CoreCare Systems, Inc. (the "Company") is a regional health care network providing behavioral services and clinical drug research, operating in Eastern Pennsylvania. The Company's headquarters are located at 111 N. 49th Street, Philadelphia, PA 19139. Its telephone number at that location is (215) 471-2600. In 1996, the Company transferred its state of incorporation from Nevada to Delaware.

     In 1998 the Company initiated the second phase of its strategic plan by integrating clinical trial research services to the pharmaceutical biotech industries into its behavioral services operating platform. The company commenced conducting clinical trials in the area of new drugs to treat diseases of the Central Nervous Systems and for drugs designed to treat diseases afflicting the geriatric population. The Company intends to recruit volunteers for clinical trials from the behavioral health services patient population. The Company put in place an experienced team in clinical trials and shortly thereafter signed the first of several contracts.

     In April 1998, the Company expanded its billing business by acquiring the assets of Preferred Medical Services, Inc., a Pennsylvania based physician billing and practice management business, valued by the Company at $340,290, for a purchase price of $260,000 (less outstanding billed accounts receivable as of the closing date), paid $28,545 in cash and the balance of $111,744 by way of a promissory note and 250,000 shares of the Company's Common Stock, valued at $.80 per share.

     In July, 1998 the Company expanded its behavioral care platform by opening a drug and alcohol rehabilitation unit at the Kirkbride Center. The unit was licensed for 43 beds as of December 31, 1998 and subsequently increased to 63 beds.

     The Company conducts all of its operations through its subsidiary corporations. Unless the context indicates otherwise, the term "Company" when used herein shall include the Company's subsidiaries.

(B)     BUSINESS  OF  ISSUER:
        ---------------------

The  Company  has  three  primary  lines  of  business.  They  are  as  follows:
(I)     Behavioral  Health  Services
(II)     Clinical  Trials  and  Outcomes  Research
(III)     Billing  and  Practice  Management

Additionally the Company has secondary business interests, which include the following:
(IV)     Leasing  office  space  at  the  Kirkbride  Center  to  third  parties
(V)     Health  and  Fitness  Center

     The Company operates its business through seven (7) wholly owned subsidiaries including the following:

- CoreCare Behavioral Health Management, Inc. d/b/a/ Kirkbride Center and d/b/a Westmeade Center at Kirkbride
-     Westmeade  Healthcare,  Inc.  d/b/a  Westmeade  Center  at  Warwick
-     Chestnut  Hill  Health  &  Fitness  Center,  Inc.
- Managed CareWare, Inc., d/b/a CoreCare Management, Inc. and Preferred Medical Services
-     CoreCare  Realty  Corp.
-     CoreCare,  Inc.  (Inactive)
-     Lakewood  Retreat,  Inc.  (Inactive)

(I)  Behavioral  Health  Services
     The Company has undertaken an aggressive development campaign to create a behavioral health care system which will provide continuity of care to patients and serve as a platform to expand its clinical trial research services to the pharmaceutical industry. The Company has responded to the cost-effectiveness demands of Managed Care by:

          Creating  a  critical  mass  of services in a defined geographic area;

          Providing a spectrum of high quality acute, step-down, and outpatient services;

          Structuring services with clinical continuity such that clinicians follow patients through service levels;

          Shifting the focus of clinical control from the individual clinician to the system case manager following approved clinical protocols;

          Computerization of all administrative, financial, and clinical functions; and

          Structuring to deliver services pursuant to capitated contracts, i.e. contracts shifting the risk for treatment costs of a defined population from the insurer or other third-party payor to the provider.

     The healthcare industry today is increasingly affected by Managed Care companies, i.e., companies that contract with the healthcare providers to provide services and products to the Managed Care companies' subscribers. Generally, Managed Care companies seek to contract products and services at a cost below the provider's customary fee schedule in exchange for the access to the larger patient-base which these organizations control. Two major segments of Managed Care include health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). HMOs and PPOs customarily pay each provider on a fee-for-service basis, usually at a lower rate than the provider would otherwise charge. The rates are negotiated per each individual contract. With increasing frequency, HMOs may contract with providers on a "capitated" or "case rate" basis. Capitation means that the provider is paid a periodic fee based on the number of subscribers eligible to use that provider's services, without regard initially to the level of use. Case rate means that each provider is paid a set amount for each inpatient episode. The Company currently has no case rate contracts, and no capitated contracts.

     Management believes that Managed Care has been a catalyst for the consolidation of individual and small group health care providers into corporate delivery systems. Managed Care companies prefer to contract with multi-service system providers who, with one call, can provide a variety of services to multiple patients. In addition, integration of services helps assure better clinical continuity of services and greater cost efficiency. The Company believes it is positioned to benefit from this trend in defined geographical and service areas.

     The key to clinical success in a managed care environment is the ability of a healthcare provider to establish a good clinical outcome in a time-limited episode of care. To effect this, the Company is committed to a biopsychiatric approach to treatment relying on the appropriate use of psychopharmacology. State of the art Behavioral treatment changes with each new drug discovery, therefore, the Company is committed to conducting clinical research drug trials on central nervous system drugs at CoreCare Network sites, as well as other unrelated healthcare services sites.


     (I)(B)(1)     BEHAVIORAL  HEALTH  PRINCIPAL  PRODUCTS  AND  SERVICES:

     At the present time, the services provided by and the business activities of the Company are within the following categories: (A) Acute Inpatient
Hospitalization;  (B)  Acute  Residential  Psychiatric  Care;  (C)  Partial
Hospitalization Services; (D) Outpatient Care; (E) Drug and Alcohol Rehabilitation Services; (F) Wrap-around Services; (G) Billing and Practice Management; (H) Real estate development and leasing activities; (I) Health and Fitness Center, and (J) Pharmaceutical Clinical Research Trials.


(A)     ACUTE  INPATIENT  HOSPITALIZATION

     CORECARE BEHAVIORAL HEALTH MANAGEMENT, INC. ("CBHM") d/b/a the Kirkbride Center and d/b/a Westmeade Center at Kirkbride is the largest subsidiary of the Company. CBHM, formerly known as the CareGroup of America, Inc., was acquired by the Company on March 24, 1995, at which time, it was a management services organization.

     On February 26, 1997, CBHM acquired the assets and selected licenses of the INSTITUTE OF PENNSYLVANIA HOSPITAL for $4.5 million. The KIRKBRIDE CENTER consists of seven (7) buildings totaling 422,800 square feet on a 27-acre site comprising an entire city block bounded by Market Street, Haverford Avenue, and 48th and 49th Streets in Philadelphia, Pennsylvania. Kirkbride provides acute inpatient psychiatric care in a freestanding hospital setting supported by a full continuum of step-down services.

The 120 bed licensed acute psychiatric hospital transitioned operations without closure on February 26, 1997, starting with an average daily census of 15 patients and increasing to 114 in December 1998. Since that date of acquisition, operating a dedicated geriatric unit, a dual diagnosis substance abuse unit, and a general adult psychiatry unit has further enhanced volume growth. Of the 120 licensed beds, 57 beds hold dual licensure to treat psychiatric clients with substance abuse problems. Additionally in July 1998 the Kirkbride Center added licensed drug and alcohol rehabilitation beds starting with 20 beds and increasing to 63 in early 1999. In 1997, the 24-bed residential treatment license of the Westmeade Center at Wyndmoor was relocated to the Kirkbride Center. The following describes the clinical programs and acute inpatient services available at Kirkbride:

     GERIATRIC  PROGRAM
     ------------------

     The Geriatric Program provides specialized psychiatric acute-care to older adults, who are demonstrating emotional symptoms and behaviors indicative of acute distress. Geropsychiatrists and behavioral specialists lead the treatment team, supported by a therapeutic milieu and structured living situation. Discharge specialists work with the family, exploring long-term placement needs following the acute care episode.

     GENERAL  ADULT  PROGRAM
     -----------------------

     In the Acute Adult Program, the treatment team works intensively with each patient to achieve stability, strengthen and support the family and return the patient to the home or to a less intensive setting, as quickly as possible. Individuals, 18 years or older, participate in intense individual, group and family therapy, psychoeducational programs and a rich and varied program of therapeutic rehabilitation activities.

     SUBACUTE  ADULT  TRANSITION  PROGRAM
     ------------------------------------

     The Subacute Adult Program provides intensive psychiatric treatment to individuals who no longer meet acute inpatient criteria, yet still require a 24-hour structured treatment setting to provide safety and stabilization. The Transition program serves as a diversion from more costly acute inpatient care, and as a step-down unit to transition patients from acute care to discharge. The average length of stay in this program is five (5) days.

     THE  SUBSTANCE  ABUSE  DUAL  DIAGNOSIS  PROGRAM
     -----------------------------------------------

     Of the 120 licensed beds at Kirkbride, 57 beds hold dual licensure from both the Pennsylvania Department of Public Welfare and the Pennsylvania Department of Health to treat psychiatric clients with substance abuse disorders. The program services adults over the age of 18 offering group, individual, family or multi-family group therapy, psycho-educational services as well as medical detoxification and methadone treatment. Treatment typically also includes involvement in self-help groups, such as Alcoholics Anonymous or Narcotics Anonymous.

     THE KIRKBRIDE CENTER'S MARKET: The Kirkbride Center's primary market is West and North Philadelphia. While certified to provide Medicare, Medicaid and
Blue Cross recipients, the facility's primary payor is Community Behavioral Health (CBH).

     Effective February 1, 1997, each county in Pennsylvania assumed responsibility for managing its own medical assistance population. Philadelphia County, which has a Medicaid population of approximately 450,000 participants, has assigned the behavioral healthcare management of these individuals to COMMUNITY BEHAVIORAL HEALTH, a non-profit community-based managed care organization. Kirkbride Center is located in the heart of Philadelphia's Medicaid population, which is now controlled by Community Behavioral Health. The Company anticipates that CBH and Medicare will continue to represent the predominant payors of services at the Kirkbride Center.

     Notwithstanding the number of contracts which the Kirkbride Center has, these contracts permit the Kirkbride Center to seek payment for treatment of the patients who are subscribers or insureds of the payor companies, but do not ensure that the potential patients covered by these payors who seek behavioral health care will become patients of the Kirkbride Center.


(B)     ACUTE  RESIDENTIAL  PSYCHIATRIC  CARE

     The Company, through an acute residential treatment center, Westmeade Center at Warwick (the "Westmeade Center,") is engaged in the business of providing non-hospital acute residential psychiatric services to adolescent patients. The Westmeade Center at Wyndmoor, a 24-bed acute residential treatment center serving adult patients located in Montgomery County, Pennsylvania was closed in December 1996. Its license has been transferred to the Kirkbride
Center for improved operational efficiency. A third residential treatment center, Lakewood Retreat, located in the Pocono Mountain region of northeastern Pennsylvania, was closed in April 1996.

     Through the Westmeade Center, the Company provides services that are less costly than in a traditional hospital setting. The residential psychiatric treatment program is intended for patients who volunteer to be admitted for treatment, who do not need extensive long-term care, and who do not need any form of restraint.

     Following the acquisition of the Westmeade facilities, the Company determined that it would be more efficient to concentrate its residential treatment efforts at the Westmeade Centers, and to sell Lakewood Retreat. In part, the decision was motivated by Managed Care companies' desire to use providers that are geographically convenient and easily accessible to their patients, and Lakewood Retreat's distance from the Company's concentrations of service in Southeastern Pennsylvania.

     THE WESTMEADE PROGRAM: The Westmeade Center at Warwick was established to provide residential psychotherapeutic services to adolescents, ages 12 to 18, who are ambulatory and medically stable. The program, which operates 24 hours each day, offers intensive clinical treatment in a less restrictive residential setting. The length of stay is short-term and the focus of treatment addresses the key issues that precipitated the patient's admission. The goal is to eliminate or reduce the barriers that prevent the patient from functioning successfully as an outpatient.

     The Westmeade Center provides an acute care alternative to inpatient psychiatric treatment. The Westmeade Center is also utilized as a step-down unit for those persons who still require 24-hour supervision but have benefited from hospitalization to the degree that a less restrictive setting can now meet their therapeutic needs. The Westmeade Center does not attempt to treat people who are so severely ill that they require seclusion and/or restraint that are only available in a hospital setting.

     Each patient is assessed to determine unique strengths and weaknesses so that a multi-disciplinary treatment team can develop an individualized treatment plan. The goal of this process is to identify the specific interventions designed to assist and encourage the patient's understanding of his or her potential for emotional and psychological well being to build a successful outpatient. This process identifies the philosophical basis of the program; the treatment plan establishes a guideline for the direction of care the multi-disciplinary professional staff will provide and is related to the unique identified clinical problems of each patient. As part of the treatment planning process, objectives are established which address the methodology, staff responsibility and time frames necessary to facilitate treatment.

     The Westmeade patients suffer from a variety of psychiatric disorders such as depression, manic depression and anxiety disorder. The Westmeade Center's core psychiatric programs are designed to accomplish stabilization of symptoms by addressing management of major life stresses. Therapy experiences focus on cognitive and behavioral restructuring of dysfunctional thinking and belief systems by addressing cognitive and perceptual misperceptions, dysfunctional coping mechanisms, and inadequate life skills. Concentrated, diagnosis-driven individual and group therapy is given to patients in homogeneous groups (gender-specific where needed).

     THE WESTMEADE CENTER'S MARKET: The primary market of the Westmeade Center at Warwick is Eastern Pennsylvania with significant concentration of cases from Bucks, Montgomery and Philadelphia counties. The Westmeade Center at Warwick is a certified Medical Assistance provider and has numerous contracts with Managed Care Providers, health insurance companies, however, the most significant payors are Community Behavioral Health, Americhoice and Medicaid.

     The Westmeade Center at Wyndmoor's primary market has shifted in the last two years to reflect the changes in the managed care industry. Major payors have shifted from US Healthcare to the managed Medicaid payors of Merit Behavioral Healthcare and Mustard Seed which were then supplanted by Community Behavioral Health. Because Philadelphia residents increasingly represented
Wyndmoor's patient base, the operating license was relocated to the Kirkbride Center, thus making West Philadelphia the major market.

     Notwithstanding the number of contracts which the Westmeade Center has, there is no assurance that these companies will continue to provide coverage for the psychiatric care offered by the Westmeade Centers, even with these contracts in force. In addition, these contracts permit the Westmeade Centers to seek payment for treatment of the patients who are subscribers or insureds of the payor companies, but do not ensure that the potential patients covered by these payors who seek behavioral health care will become patients of the Westmeade Center.

(C)     PARTIAL  HOSPITALIZATION  SERVICES

     The Kirkbride Center is the Company's only licensed provider site to provide hospital based psychiatric partial hospitalization services. The license provides for 50 slots of treatment for the provision of care to adults and seniors at the Kirkbride Center. Such programs provide up to 8 hours of care a day and allow the clients to reside at home while receiving treatment. Clinical intensity may vary allowing the program to serve as an alternative to acute inpatient hospitalization as well as a step-down program for acute programs.

     GERIATRIC  PARTIAL  HOSPITALIZATION  PROGRAM
     --------------------------------------------

     The Geriatric Partial Hospitalization Program provides day-treatment to senior individuals demonstrating psychiatric illness. Services are provided Monday through Friday, and include diagnostic and mental health treatment services within a protected and structured environment. Individual and group therapy, activity therapy and medication monitoring are provided. Family support is also provided. Day-treatment allows the individual to continue living at home, or in an assisted living or nursing care facility.

     ADULT  PARTIAL  HOSPITALIZATION  PROGRAM
     ----------------------------------------

     The Adult Partial Hospitalization Program provides interdisciplinary mental health care, as an alternative to inpatient treatment or as a transition for those who need ongoing treatment and support after an inpatient stay. The program, which provides services Monday through Friday, offers group, individual, family and multi-family group therapy, psycho-educational services, multi-media educational and activity programs, access to anonymous-based self-help groups or community-based support groups as appropriate and adjunctive services such as family counseling and occupational therapy programs as indicated.

     PARTIAL  HOSPITALIZATION  MARKET:  The  Partial Hospitalization Programs at
     --------------------------------
Kirkbride serve primarily West and North Philadelphia. The major payors of service are Community Behavioral Health and Medicare. The Company has also applied for licensure for several satellite locations but there can be no assurance that these license to operate will be obtained.

(D)     OUTPATIENT  AND  INTENSIVE  OUTPATIENT  PROGRAMS

     The Company has developed a comprehensive network of professional providers to meet the outpatient needs of its clients. These professional providers include psychiatrists, psychologists, and licensed social workers, certified addiction counselors and psychiatric nurses.

As they are credentialed by various managed care companies and third party payors, these health care professionals and clinicians are able to provide services to children, adolescents, adults and seniors. Approaches offered include individual, group, couples and family therapy depending on clinical need. Pharmacotherapy is also provided.

     Urgent appointments are provided within five (5) hours; emergency appointments are provided within forty-eight hours; and routine appointments are scheduled within five (5) business days. Day, evening and weekend appointments are available at affordable fees. Because the Company maintains contacts with many of the managed care companies, the cost of therapy to the client is often only the co-payment.

     Outpatient  services  are  provided at KIRKBRIDE CENTER (West Philadelphia,
Pa), and the WESTMEADE CENTER (Warwick, Pa). Until March 1998, the Company also provided outpatient services through American Institute of Behavioral Counseling, Inc. at Greenbrook, New Jersey, and in Easton, Pennsylvania until December 1998. Given limited activity and no strategic focus in New Jersey, the Company sold the operations of this facility.


     OUTPATIENT  MARKET:  All  sites  serve  primarily  Managed  Care  referral
     ------------------
patients.  Kirkbride  Center  serves Medicare, Medicaid and Community Behavioral
     --
Health  claimants  as  well.

(E)     DRUG  AND  ALCOHOL  REHABILITATION  SERVICES

     In the last year, the Kirkbride Center has had to increase the size of its acute substance abuse dual diagnosis program from 25 to 57 beds. Given this demand, Kirkbride has received an additional license permitting the Center to treat up to 63 drug and alcohol rehabilitation clients on a subacute level in addition to the Center's acute program. The Program has established payor contracts with Medical Assistance and Behavioral Health Specialists Initiative and Community Behavioral Health.

     REHABILITATION PROGRAM MARKET: Kirkbride Center primarily serves West and North Philadelphia. Primary payors are expected to be Community Behavioral Health, Medicaid and special programmatic funding contracts from the justice systems.

(F)     WRAP-AROUND  SERVICES

     In February 1997, upon completion of the acquisition of the Institute of Pennsylvania, the Kirkbride Center received a Provider 50 license to provide wrap-around-psychiatric services to adolescents. Provider 50 services are designed to provide support services in the home and/or school setting to avoid inpatient hospitalization. While Kirkbride Center holds this license, the program has not yet become operational, but remains part of the Company's strategic plan. The Company has negotiated payor contracts with Americhoice, Merit and Community Behavioral Health for this service and intends to begin operations in 1999.

(G)     BILLING  AND  PRACTICE  MANAGEMENT

     The Company's acquisition of ZA Consulting/Management, Inc. ("CMI,") a provider practice management, billing and collection company for diverse medical specialties, enhanced and accelerated its efforts to computerize its operations. CMI also has entered into contracts with CoreCare Behavioral Health Management, Inc. and all other Company's subsidiaries to act as the billing and collection agent for all Company services. CMI has also assumed all network management and corporate office functions since July 1997. In April 1998, CMI doubled its non-CoreCare related revenues through the acquisition of certain assets and scheduled liabilities of Preferred Medical Services. CMI consolidated operational activities, which include the reduction of administrative staff and closure of the Preferred Medical Services office in Blue Bell, Pennsylvania in December 1998. CMI is located in Wayne, Pennsylvania.

     The Company operates its Billing and Practice Management business through its one wholly owned subsidiary, Managed CareWare, Inc. (D/B/A) CoreCare Management, Inc. and Preferred Medical Services.

     Services  provided  by  the  Company  include:
a) Billing services for physician practices, especially hospital based specialties of radiation oncology and anesthesiology.
b) Billing services for Behavioral facilities including hospital and non-hospital
c) Practice management services including bookkeeping, accounting, and credentialling for physician groups.
d) Information Services support for billing including direct electronic claims transmission between Medicare and Payers.

     PRACTICE  MANAGEMENT  MARKET:     CMI  serves  clients primarily in Eastern
Pennsylvania, New Jersey and New York. Services are rendered under services agreements on a fee for services basis. Core competencies include behavioral health care, radiation oncology, and anesthesiology, and most Medical subspecialties.


(H)     REAL  ESTATE  DEVELOPMENT  AND  LEASING  ACTIVITIES

     KIRKBRIDE  REAL  ESTATE  LEASING  ACTIVITIES
     --------------------------------------------

     Since the Kirkbride Center acquisition in 1997, the Company has been developing and marketing unused space creating a medical community of complementary healthcare providers and further enhancing the value of the property. In addition to the developed land there exists significant unimproved property suitable for sale or lease.

     To provide for an orderly development program, CRCS created a new subsidiary, CoreCare Realty Corporation to assume responsibility for development of the Kirkbride Center. To expand CRCS' resources, Franklin Development Company, LLC ("FDC") based in Boston, Massachusetts was hired as a management consultant. Christopher Fleming, a senior manager in FDC, is the son of Thomas
T.  Fleming,  Chairman  of  CoreCare  Systems,  Inc.

     To effect the development plan and to simplify Kirkbride Center's financial records and Medicare cost reporting, CoreCare Realty Corporation has signed a master lease with Kirkbride Center covering all space not reserved for Kirkbride's direct patient care services.

Schedule  of  Leases  at  Kirkbride  Center

Tenant                               Space Leased (SF)  Lease Expiration Date
-----------------------------------  -----------------  ---------------------
Physician Offices                               24,000             02/01/2001
Children's Hospital                             65,400             10/31/2007
Southeast Mental Health Association             18,000             07/01/2009
Pennsylvania Hospital                           18,683             06/30/1999
Northeastern Linen Services                     15,000             08/21/2007
Rudolphy Residence for the Blind                 5,000             09/30/1999
Vacant                                          44,000
Total                                          190,083

The  Company  has  other  subsidiaries:
-     Chestnut  Hill  Health  and  Fitness  Center,  Inc.
-     CoreCare,  Inc.
-     Lakewood  Retreat,  Inc.

------

LAKEWOOD  RETREAT,  INC.

     The Company owns a 57-acre facility in East Stroudsburg, PA previously used as a residential treatment facility. Operations were terminated in December 1996 due to adverse market changes resulting from managed care. The Company is attempting to sell the facility. Its value was written down in 1998 to $1,100,000 which represents the Companies estimate for its net realizable value.


(I)     HEALTH  AND  FITNESS  CENTER

     The Company, through its wholly owned subsidiary, Chestnut Hill Health and Fitness Center, Inc. ("CHHFC") operate a health and fitness center. CHHFC provides a complex of related health and medical services, including a comprehensive aerobic program with the latest cardiac conditioning techniques, as well as yoga for stress management, resistance and weight training equipment, and exercise physiologists. CHHFC leases approximately 7,000 square feet in the Whitemarsh Professional Center in Erdenheim, Pennsylvania, which facility has a sauna, whirlpool, full locker room and child care.

     The Company currently plans to relocate CHHFC to a better quality building in an effort to eliminate certain growth obstacles. Given the relocation of the Westmeade license to the Kirkbride Center, the Company is reevaluating the fitness center's growth plan and place in the Company's overall strategic business plan.

     CHHFC'S MARKET: CHHFC serves a local higher income community, the Chestnut Hill area of Philadelphia, Pennsylvania. Its service area is approximately 20 minutes driving radius from the health and fitness center.


(K)  CLINICAL  RESEARCH  TRIAL  SERVICES

     The Company, through its wholly owned subsidiary, Quantum Managed Mental Health Systems, Inc., d/b/a Quantum Clinical Services Group, has recently begun to penetrate the clinical research market. During 1998, the Company utilized Quantum to provide investigative services for the pharmaceutical and contract research organizations in the area of psychiatric and neurological clinical trials, and to conduct outcomes research studies for clients using medical records of physician practices and experience of related facilities.

Drugs to treat psychiatric and neurological diseases are estimated to account for 25% to 30% of all drugs under development by pharmaceutical and biotech firms. Clinical Trials for Central Nervous System (CNS) drugs are estimated to have been $1.8 billion in 1998. Wall Street Analysts estimate the demand for clinical tests to be increasing at a rate of 15% - 20% per year. At this time there exists a critical need for CNS investigators due to the large number of drugs in the development pipeline and requirements for extensive testing by the FDA. Industry completion rates on trials are low due to patient recruitment and project management difficulties.

     Quantum has been staffed with a experienced and accomplished team to perform clinical trials of psychopharmacological agents and products. These trials are to be conducted at the Kirkbride Center using approximately 6,000 square feet of space for outpatient research studies and a 20-bed unit for studies requiring intensive observation. Quantum is also to serve as a platform for coordinating multi-center clinical trials at sites other than the Kirkbride Center, including affiliated units of the Company, physician practice management groups and other behavioral health systems.

     Four contracts with clinical research companies have been signed by Quantum and are in progress, including contracts with Clinical Studies, Ltd. of Providence, RI that is under contract with Janssen Research Foundation of Belgium and a contract with Covance Clinical and Periapproval Services Inc, of Princeton, NJ that is under contract with Abbott Laboratories.

     The Company operates its clinical research business through its wholly owned subsidiary, Quantum Managed Health Services (d/b/a Quantum Clinical Services Group). Quantum contracts with its related subsidiaries or other non-related third party companies to conducts clinical trials.

     The company intends to provide services on products to treat diseases of the Central Nervous System and Geriatric population. The intends to provide services in the four phases of drug trials in human volunteers; which commence after the drugs have been approved for testing in humans by the FDA.
     Phase  I:  testing  for  tolerance  in  healthy  volunteers
     Phase II: testing for effectiveness in a small sample of afflicted patients.
     Phase III: placebo controlled testing in a large sample of afflicted patients necessary for FDA approval
     Phase  IV:  Long  term  monitoring  tests  of  drugs  post  FDA  approval.

     Currently Quantum is providing services in Phase II and III trials of new drugs. The company is evaluating the development of a Phase I unit at its Kirkbride Center.

     QUANTUM'S MARKET: United States as well as internationally based pharmaceutical companies are seeking appropriate clinical trial sites for the testing of their drugs.



     (B)(2)     DISTRIBUTION  METHODS:

     I.  Behavioral  Services

     The Company obtains patients primarily through referrals from physicians, hospitals, community based health care organizations, and Managed Care plans and other third party payors. Therefore, the focus of the Company's sales and marketing programs is direct sales to physicians, hospitals, other health care institutions and third party payors. The Company's marketing focus is necessarily local, concentrating on establishing relationships with the local referral sources. In the markets that it currently serves, the Company believes that it has a strong reputation for quality with physicians and other referral sources.

     Both payors and referral sources increasingly demonstrate a preference for providers, which offer systems of care at various levels. Integration of services helps assure better clinical continuity of services and greater cost efficiency. In addition, Managed Care companies and other payors are continually trying to reduce the number of vendors with whom they must contract. The Company believes, therefore, that achieving a critical density of services in a defined geographical area, establishing and maintaining personal relationships with referral sources, a continued focus on quality, and increasing economies of scale all are important keys to its ability to compete effectively with smaller local competitors which may not offer a full range of services, as well as larger national providers which may not provide a full spectrum of integrated clinical services in the Company's market area.
     The Company markets its services to all types of payors, including insurance companies and Managed Care companies, but primarily to Managed Care companies on a negotiated fee basis. In markets where the Company can offer a comprehensive range of services, it intends to market its services on a selected "capitated basis" (fixed fee per covered life per month), or "case rate basis" (fixed fee per inpatient episode). To date, the Company has not entered into any capitated contracts.

     Referral sources include case managers, crisis workers, hospital emergency rooms, evaluation centers, private practitioners, clinics, etc. that have direct patient contact and a need or obligation to place the patient in a treatment setting. A referral source usually has a range of options of the best placement for a patient and weighs several factors including proximity to the patient, cost, appropriateness of service and responsiveness of provider. This behavioral patient platform serves as a magnet to attract central nervous system clinical drug trials for Quantum as well.

II.  Clinical  Research  Services
---------------------------------

     The Company has obtained contracts for clinical research through Contract Research Organizations (CRO's) and Site Management Organizations (SMO's) which are retained by Pharmaceutical and Bio-Tech Companies. The Companies markets its services Pharmaceutical Companies, CRO's and SMO's. The Company's marketing is focused on established relationship between key staff and pharmaceutical firms and their representatives. Should the Company be successful in establishing a Phase I unit inpatient clinical research unit will serve as a feeder for Phase II, III, and IV studies and should result in an increase research activities.

III.  Billings  and  Practice  Management
-----------------------------------------

     The Company's growth has been derived by acquisition historically. Growth through new provider contracts has been limited given the demand created by Kirkbride's growth. The Company has recently developed a marketing plan based upon three pronged strategy:
1. Referrals made from financial and reimbursement consulting or lending groups to physicians and small provider groups.
2.     Referrals  made  from  existing  clients
3.     New  business  development  from  traditional  marketing

     Historically the Company has had a successful cooperative marketing relationship with reimbursement consultants and intends to expand its network of such groups.

     (B)(3)     PRODUCT  OR  SERVICE  DEVELOPMENT:

          (B)  (3)  (A)  BEHAVIORAL  SERVICES:
          ------------------------------------
     The Company's marketing strategy is to develop in selected geographic markets, extensive, wholly-owned, multi-level health care delivery systems which provide a high quality of care in a cost effective manner. The Company intends to pursue growth by surrounding inpatient sites with outpatient mental health clinics and other alternative or step-down services. The Company believes that by providing a fully integrated coverage of the market, it will be able to generate a critical mass of clinicians, patients and services to generate significant cost advantages that are more attractive to payors. The Company believes that this critical mass strategy will allow the Company to leverage management resources, contracting opportunities with Managed Care payors, sales and marketing programs, information systems and corporate overhead, as well as providing a patient base for the growth of clinical drug research contracts.

     The Company's approach to the delivery of health services is intended to yield the following benefits:

     The Low Cost Provider. By establishing an extensive, fully integrated network of multi-disciplinary health care professionals in a given market, the Company will seek to achieve economies of scale, thereby lowering the cost of care without compromising quality. For instance, the Company believes that by employing a full range of clinicians it is better able to match the appropriate clinician and type of treatment to the patients' needs.

     Managed-Care  Friendly.   The  Company  believes  that  establishing  a
significant presence in each of its markets will enable it to meet payor needs more effectively, and that as the Company increases its ability to provide a full range of health services, a standardized level of care and the ability to service all of the payors' patients within a geographic region, it will increase market share. Additionally, the Company will offer payors systems for risk management (including contracts under which the Company assumes various levels of risk), claims reimbursement and clinical outcomes measures, thereby reducing the payors' administrative burden as well as the number of provider contracts.

     Integrated Clinical Research. The Company is committed to evolving as a state of the art behavioral healthcare provider as well as a site management organization for conducting clinical research. We believe these two product platforms will synergistically support mutual growth providing an economic  advantage  to  each  product.

     Attractive to Sellers. The Company believes that through successful implementation of its business plan and marketing strategy, it will represent an increasingly attractive potential buyer to single and multi-site health care providers who face significant uncertainty regarding the future and who may not possess the financial resources or administrative skills to adapt to health care reforms, including changes in reimbursement. The Company will be able to offer potential sellers management expertise, administrative and regulatory support and increased job security. In addition, the Company will offer sellers the ability to realize the value of their businesses as well as the opportunity to benefit economically from the growth of a larger enterprise.

     (B)  (3)  (B)  CLINICAL  RESEARCH:
     ----------------------------------
     The Company's focus is to integrate Clinical Research Services into all of its behavioral services and sites to establish a track record as a reliable, productive investigative site that performs according to protocols. The Company believes that the demographic composition of its behavioral customers will make it an attractive site for conducting clinical research on new drugs. The Company plans to leverage its relationships through its affiliations, referral sources, and its Quantum Network of providers to evolve in to a Site Management Organization specializing in Central Nervous System and Geriatric drug trials.

     (B)  (3)  (C)  BILLING  AND  PRACTICE  MANAGEMENT:
     --------------------------------------------------
     The Company's development strategy is to expand the range of services it can offer current and future clients. Given the failure of acquisition model of Physician Practice Management by Hospitals and Public Companies. These groups are divesting physician practice groups thereby creating demand for billing and collection services by the independent physicians.

     The Company will aggressively market to such prospective clients as well as expand the scope of its services to include human resources, credentialling, information services, and payor contract compliance management services.

     (B)(4)     COMPETITION:
I.  Behavioral  Services
------------------------
     There is intense competition among providers in the Company's existing markets. While most of the markets in which the Company provides services are highly fragmented, the behavioral health care industry in general is undergoing consolidation, and the Company will face intense competition in seeking to increase its market share. Many of the Company's current and potential competitors have significantly greater financial and other resources than will be available to the Company. In addition, the national competitors benefit from contracting with Managed Care companies which themselves operate in more than one region, volume purchasing and, in some cases, name recognition.

     The Company's management believes that the pace of consolidation in the behavioral health care industry dictates an aggressive multi-prong growth plan which includes the development of start-up services as well as, acquisition, alliance or joint venture strategy to enter new markets and to increase market share.

II.  Clinical  Research  Services
---------------------------------
     Clinical Research Services for drug trials is a rapidly growing industry. Drugs for Central Nervous System Diseases are estimated to account for 30% of all drugs under development. Estimates are that 8-10% of all investigators is focused on this type of research. The growth in demand has outpaced the availability of sites and investigators. The Company believes that demand will support many more competitors and that success will be a function of recruitment of volunteers and quality of performance.

III.  Billing  and  Practice  Management
----------------------------------------
     The industry is highly fragmented. The Company believes that 75% of the industry is served by small companies. Many of the Company's current and potential competitors have significantly greater financial resources than the Company's.

     The Company believes that its capability to service both physician and hospital based billing as well as provide practice management services will be a competitive advantage in the market place. Clients prefer to contract with vendors that can provide multiple services rather than working with multiple vendors that offer limited services.


     (B)(5)     RAW  MATERIALS:  Not  Applicable.

     (B)(6)     CUSTOMERS:

     The largest payor for both Kirkbride and Westmeade at Warwick is Community Behavioral Health, which contributes approximately 63% of all patients for these sites. Medicare reimbursed Kirkbride for approximately 20% of all inpatients treated at the facility.


     For the year ended December 31, 1998, inpatient payer mix for the Company was broken down as follows:

                                                                 WESTMEADE   KIRKBRIDE
                                                                 ----------  ----------
Private payment sources (including private insurance companies)          6%         1 %
Medicare/Preferred Provider arrangements                                 0%         20%
Medicaid                                                                26%          4%
CBH, ABH and Managed Care                                               68%         75%

Outpatient revenues were broken down as follows:
---------------------------------------------------------------

-  Private payment sources                                               3%
-  Medicare/Managed Care /Preferred Provider arrangements               97%

     Private payment is the category for which patients are neither reimbursed by Medicare nor covered by a Managed Care arrangement. These payors include traditional insurance indemnity plans as well as direct payments by patients. With respect to outpatient revenues, this category also includes personal injury insurance coverage. With respect to both inpatient and outpatient revenues, the Company anticipates that in the future, in line with general health care industry trends, the percentage of revenues derived from traditional Medicare and Medicaid will decrease, and the percentage of revenues derived from Managed Care and preferred provider arrangements will increase.

     CHHFC serves a private pay consumer market; however, given the preventive medicine orientation of HMOs, many will reimburse for fitness services. Currently, CHHFC is negotiating preferred provider contracts with such agencies. CHHFC also offers corporate contracts for employers interested in providing such services to their employees.

     Quantum provides services as a subcontractor to clinical research companies hired by pharmaceutical companies whose drugs are tested at facilities such as Kirkbride. Quantum began generating revenue in 1999.


     (B)(7)     PATENTS,  TRADEMARKS,  LICENSES,  ETC.:

     The Company has no patents or trademarks that are material to its operations. Various licenses are required for the operation of Kirkbride and Westmeade Centers, and other company operations. See "Governmental Approvals" below.


     (B)(8)     GOVERNMENTAL  APPROVALS:

     Kirkbride is licensed by the Department of Public Welfare, Office of Mental Health, for the Commonwealth of Pennsylvania for Inpatient Private Psychiatric Hospital, a Partial Hospital, an outpatient clinic, and by the Pennsylvania Department of Health as a drug and alcohol rehabilitation center; additionally 57 of the hospital's inpatient psychiatric beds hold dual licenses with both Departments.

     The Westmeade Center at Warwick is licensed for 32 beds by the Pennsylvania Department of Public Welfare, Office of Children, Youth and Families, as a
Residential Treatment Facility for Children and Adolescents. The Westmeade Center at Kirkbride is licensed by the Department of Public Welfare for Residential Treatment of Adults for 24-beds.

     The Kirkbride and Westmeade Centers operate with a Certificate of Accreditation from the Joint Commission on the Accreditation of Health-Care Facilities. In July 1998, the Westmeade Center at Warwick received a three-year accreditation; The Kirkbride Center received a three-year accreditation in December 1998.

     CHHFC operates as a "Health Club" under a Certificate of Compliance issued by the Attorney General of the Commonwealth of Pennsylvania, Bureau of Consumer Protection, pursuant to the Pennsylvania Health Club Act.

     (B)(9)     GOVERNMENTAL  REGULATIONS:

     Health care is an area of extensive federal, state and local regulation. Changes in the law or new interpretations of existing laws can have a dramatic effect on methods of doing business, costs of doing business and amounts of reimbursement by government and private third party payors. The health care industry is subject to state laws governing certification, professional licensure, certificate of need requirements and physician and other health care provider self-referrals. In addition, state regulation of Medicaid reimbursement directly impacts the profitability of servicing Medicaid patients. Federal regulations covering fraud and abuse, and arrangements among health care providers that may be deemed under Medicare/Medicaid regulations as fraud and abuse or self-referral arrangements, can limit the ways in which the Company conducts business. No assurance can be given that federal and state regulations, administrative actions pursuant to such regulations, or changes in such regulations will not adversely affect the Company.

     In addition, numerous federal legislative proposals have been initiated which contemplate significant changes in the availability, delivery, pricing and payment for health medical products and services. Various states also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict the exact manner and the extent to which the Company will be affected by the passage of health care "reform" measures or other legislative or administrative initiatives, it is virtually certain that health care delivery, reimbursement of health care costs, and virtually every other aspect of the health care industry will be the subject of legislative and administrative initiatives in the future. It is likely that the Company will be affected in some fashion by any new legislative and administrative measures, which are adopted, and such effects could be material and adverse to the business of the Company.

     Most states have laws, regulations and professional licensing board legal doctrines which prohibit the employment of physicians by corporations other than professional corporations with all stockholders being licensed persons. Certain states have legislation or regulations, or rulings or opinions of courts or state officials, suggesting that other health care professionals may not lawfully provide services as employees of business corporations. To the extent that such restrictions are or become applicable to the Company's operations, the Company must structure its operations to be in compliance with such provisions. There is no assurance, however, that the Company will develop a satisfactory structure to deal with all such restrictions.


     (B)(10)     RESEARCH  AND  DEVELOPMENT:  Not  Applicable.

     (B)(11)     ENVIRONMENTAL  LAWS:

     The Company's operations are not significantly affected by environmental regulations.

     (B)(12)     EMPLOYEES:

     As of December 31, 1998, the Company and its subsidiaries had 629 full-time and part-time employees. This number does not include mental health professionals (e.g., psychiatrists, psychologists, etc.) who provide services through the Company's facilities and who may be deemed employees for federal tax and accounting purposes. Kirkbride Center represents the highest concentration of Company employees with a total of 438.

ITEM  2  -     DESCRIPTION  OF  PROPERTY

The  Company  owns  or  leases  the  following  properties.

PROPERTY              LOCATION          OWN / LEASE  DESCRIPTION
--------------------  ----------------  -----------  ----------------------------------------
Kirkbride Center      Philadelphia, PA  Own          422,800 square feet on 27 acres
--------------------  ----------------  -----------  ----------------------------------------
Westmeade at Warwick  Hartsville, PA    Own          14,000 square feet on 11 acres
                      ----------------  -----------  ----------------------------------------
Wayne Office          Wayne, PA         Lease        5,449 square feet; Lease expires 7/31/99
                      ----------------  -----------  ----------------------------------------
Lakewood              Stroudsburg, PA   Own          Approximately 57 acres
--------------------  ----------------  -----------  ----------------------------------------


ITEM  3  -     LEGAL  PROCEEDINGS

     An affiliate of UNION CHELSEA NATIONAL BANK holds a mortgage foreclosure judgment against property comprising the site of CENTER AT LAKEWOOD, which is owned by LAKEWOOD RETREAT, INC., a subsidiary of CRCS. Pursuant to a loan modification agreement executed in April 1995, and furthers extension agreements, Union Chelsea agreed to take no action to enforce this judgment before September 16, 1996. CRCS has requested continued forbearance by the lender while CRCS attempts to sell the property or refinance the mortgage. The lender, while cooperating with CRCS to sell the property, has not agreed to any further extensions. If the lender were to commence enforcement of its foreclosure judgment, CRCS would be required to submit the Deed in satisfaction of the indebtedness or seek bankruptcy court protection for the subsidiary that holds title to the property. As of 12/31/1998, the book value of the property was judged to be 1.1 million dollars.

     In July, 1996, a lawsuit was filed in the Superior Court of New Jersey, Somerset County by certain therapists formerly associated with CRCS subsidiaries, AMERICAN INSTITUTE FOR BEHAVIORAL COUNSELING, INC. and PENN INTERPERSONAL COMMUNICATIONS, INC. The complainant names these subsidiaries as defendants as well as CRCS, Anthony and Marlene Todaro, Thomas Fleming and Rose DiOttavio. The suit alleges that the Plaintiffs were damaged because the fees charged, by CRCS' subsidiaries for providing office space and management services, exceeded the reasonable value of the services provided. The suit also claims that CRCS' subsidiaries have not remitted to the Plaintiffs an unspecified amount of fees collected from patients by the subsidiaries which allegedly were to have been remitted to the plaintiffs. The suit also alleges that the defendants tortuously interfered with the plaintiffs' contractual relationships with patients and managed care companies and defamed the plaintiffs. The complaint does not specify the damages sought by the plaintiffs. Management does not believe there is any validity to these claims. CRCS does not believe that the ultimate resolution of this litigation will have a material, adverse effect upon the business, finances or affairs of CRCS.

     In November, 1998, a former employee of CoreCare filed a complaint in Federal District Court for the Eastern District of Pennsylvania alleging that the Company discriminated against her in employment by failing to accommodate her disability, and that the Company retaliated against her for filing a workers compensation claim. The Company has denied all of these claims. The plaintiff's complaint asks for compensatory and punitive damages in excess of $100,000. We believe that the ultimate resolution of this claim will not have a material, adverse effect on CoreCare's operations or financial condition.

     CRCS is subject to professional malpractice and related claims from time to time in the ordinary course of business. CRCS maintains insurance against such claims. Insurers are defending all such claims, and, except as discussed above, CRCS is confident that it's ultimate liability or settlement obligation in such claims will be within policy limits.



ITEM  4  -     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
-     Election  of  Directors
- Increase of 2 million shares for the employee stock option plan Both matters were approved by Shareholders at the October 29, 1998 Shareholder Meeting.

                                     PART II
                                     -------

ITEM  5  -     MARKET  FOR  COMMON  EQUITY  AND  RELATED
               SHAREHOLDER  MATTERS

(A)     MARKET  INFORMATION:
        --------------------

     The Company's Common Stock is traded over-the-counter on the electronic bulletin board operated by the National Association of Securities Dealers under the symbol "CRCS." The following table sets forth the high and low bid prices quoted for the Company's Common Stock since January 1, 1996.

                    HIGH      LOW
                  CALENDAR
                  YEAR 1996
                  ---------
  First Quarter       1 5/8      1
  Second Quarter      3 3/8  1 3/8
  Third Quarter           2      1
  Fourth Quarter      3 7/8  2 5/8

  CALENDAR
  YEAR 1997
----------------
  First Quarter       1 7/8   11/5
  Second Quarter      1 7/8    3/4
  Third Quarter           2    3/4
  Fourth Quarter      1 1/8  22/32

  CALENDAR
  YEAR 1998
----------------
  First Quarter        1.03    .81
  Second Quarter    1 24/25  24/25
  Third Quarter           1
  Fourth Quarter     1 7/16    5/8

(B)     HOLDERS:
        --------

     As of December 31, 1998, there were approximately 573 record holders of the Company's Common Stock.

(C)      DIVIDENDS:
         ----------

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that all future earnings will be retained by the Company to support its growth strategy. Accordingly, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, dividends on Common Stock cannot be paid until all dividends in arrears on the preferred stock have been paid. The payment of dividends on Common Stock will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. The Company's term loan and revolving credit facility prohibits the payment of dividends without the consent of the lenders.

     For information concerning dividend rights of holders of the Company's Preferred Stock, see "Part I, Item 8 - Description of Securities."


ITEM  6  -     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

(A)     INTRODUCTION:

     The Company, through seven of its wholly owned actively operating subsidiaries, provides, owns and operates inpatient and outpatient behavioral health care services and facilities; provides management and billing services to health care providers; operates a health and fitness center; and provides investigative services for the pharmaceutical and clinical research organizations.

     On April 15, 1998, the Company acquired certain assets and scheduled liabilities of Preferred Medical Services, Inc., a physician billing and practices management business. The purchase price was $260,000, less the amount of outstanding billed accounts receivable as of the closing date, payable in cash and a demand note in the amount of $111,744.36, and 250,000 shares of the Company's common stock.

     On March 1, 1998, the Company sold certain assets, properties and goodwill of the American Institute for Behavioral Counseling, Inc. ("Greenbrook") to a Delaware limited liability corporation that will manage the operations and liquidate certain remaining assets and liabilities. The assets were sold for their net book value without a material impact of gains. As a result of this divestiture, the Company should eliminate annualized losses of approximately $150,000. The purchase price was $25,000 payable with the assumption of certain liabilities together with receivables collected by the new owner on behalf of the Company through July 31, 1998.

     On December 1, 1998 the company sold certain assets, properties, and goodwill of the Penn Interpersonal Communications, Inc. to a Delaware limited liability corporation that will manage the operations and liquidate certain remaining assets and liabilities. The assets were sold for their net book value without a material impact of gains. As a result of this divestiture, the Company should eliminate annualized losses of approximately $100,000. The purchase price was $30,000 and the assumption of certain liabilities together with receivables collected by the new owner on behalf of the Company through July 31, 1998.

(B)  RESTATEMENT


     In its Registration Statement on Form 10-SB, the Company reported a loss from operations of $(460,259) for the year ended December 31, 1997, a loss before income tax benefit of $(2,586,076) and net income after income tax benefit of $1,197,656. Subsequent to the filing of the Company's Form 10-SB, the Company determined that the reported 1997 results were overstated due to over-accrual of revenues. The Company over-accrued amounts due from a significant third party payor, resulting from a miscalculation of the allowable per diem charges for in-patient services. Primarily as a result of the restatement of these revenues, the Company's loss from operations is anticipated to be restated from ($460,259) to approximately $(2,840,000). The Company's operating loss in 1998 is anticipated to be approximately $(2,730,000).

     Based on the prior calculation of the allowable per diem charges for inpatient services, at the time the 1997 financial statements were issued and at the time the 10-SB was filed, Management's estimates permitted the Company to record a deferred tax benefit in 1997 in accordance with SFAS 109. Had the recalculated per diem charge been used in Management's estimates, the deferred tax benefit would not have been recognized. As a result, the Company's 1997 results will be restated to eliminate the $3,783,732 income tax benefit previously reported. As a result of the elimination of this income tax benefit and the reduction in revenues, the Company's previously reported net income of $1,197,656 in 1997 will be restated to a net loss of $(4,960,000).

     1998 revenues increased over 100% over restated 1997 revenues, but the Company anticipates reporting a loss from operations of approximately ($2,730,000) in 1998 and a net loss of approximately ($4,590,000). The operating loss includes amortization of deferred financing charges of approximately $2,400,000, an increase of approximately $1,700,000 from the previous year. This amortization is primarily related to deferred financing charges from the Company's various debt financing. The Company considers the deferred financing charges to be non-recurring expenses. The operating loss also includes an impaired asset write-down of approximately $369,000, also a non-recurring expense. A summary of the previously reported and anticipated restated 1997 results and anticipated 1998 results is as follows:

                                                    1997 RESTATED
                                 1997 PREVIOUSLY     (ESTIMATED)        1998
                                     STATED                         (ESTIMATED)
                                -----------------  ---------------  ------------

Net Revenues                    $     12,854,184   $   10,465,000   $21,617,000

Income (Loss) from Operations   $       (460,259)  $   (2,840,000)  $(2,730,000)

Net Income (Loss)               $      1,197,656   $   (4,966,000)  $(4,590,000)


     A  summary  of  the  effects  of  the  restatement  follows:

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


 .     Restatement  (continued):


                                   ASSETS


                                           December 31, 1997
                                      ----------------------------
                                      As Previously
                                         Reported     As Restated
                                      --------------  ------------

Current assets:
  Cash                                $      304,267  $    304,267
  Accounts receivable, net                 4,955,473     2,575,473
  Prepaid & other current assets             212,367       212,367
  Deferred income taxes                    1,555,000
                                      --------------
    Total current assets                   7,027,107     3,092,107
                                      --------------  ------------

Contract rights, net of accumulated
 amortization of $1,023,619 in 1998
 and $531,011 in 1997                        548,663       548,663
                                      --------------  ------------

Real estate and other assets
 held for sale                             1,513,723     1,513,723
                                      --------------  ------------

Property, plant and equipment net         10,727,385    10,727,385
                                      --------------  ------------

Other assets:
  Goodwill, net of
accumulated amortization
  of $496,924 in 1998
and 257,598 in 1997                        1,801,155     1,801,155
  Deferred finance costs,
net of accumulated
  amortization of
1,759,635 in 1998 and
  $241,648 in 1997                           305,354       305,354
  Security deposits                          108,468       108,468
  Restricted cash                            197,394       197,394
  Deferred income taxes                    2,228,732
  Other                                      247,232       247,232
                                      --------------  ------------
                                           4,888,335     2,659,603
                                      --------------  ------------

                                      $   24,705,213  $ 18,541,481
                                      ==============  ============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996



16.     Restatement  (continued):

                   LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                                December 31, 1997
                                       ----------------------------------
                                          As Previously
                                            Reported         As Restated
                                       -------------------  -------------
Current liabilities:
Line of credit                         $        1,582,240   $  1,582,240
Current portion of:
    Long-term debt                             10,203,425     10,203,425
Lease termination fee payable                      38,565         38,565
Obligations under capital lease                    71,763         71,763
  Accounts payable                              2,275,442      2,275,442
  Advances, officers-shareholders               1,013,428      1,013,428
  Accrued expenses                              2,091,675      2,091,675
  Payroll and payroll taxes payable             1,688,105      1,688,105
                                       -------------------  -------------
    Total current liabilities                  18,964,643     18,964,643
                                       -------------------  -------------

Long term liabilities:
  Notes payable                                 2,192,798      2,192,798
  Lease termination fee payable                    93,467         93,467
                                       -------------------  -------------
                                                2,286,265      2,286,265
                                       -------------------  -------------
Commitments and contingencies

Company obligated mandatorily
redeemable Series E convertible
preferred stock (redemption value
943,400 in 1998 and  1997)                     1,293,271      1,293,271
                                       -------------------  -------------

Shareholders' equity (deficiency):
  Preferred stock                                      26             26
  Common stock                                     12,694         12,694
  Additional paid in capital                    9,357,714      9,357,714
  Accumulated deficit                          (7,209,400)   (13,373,132)
                                       -------------------  -------------
                                                2,161,034     (4,002,698)
                                       -------------------  -------------

                                       $       24,705,213   $ 18,541,481
                                       ===================  =============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


                                             December  31,  1997
                                      ------------------------------
                                       As Previously
                                         Reported       As Restated
                                      ---------------  -------------
Revenue:
  Patient services, net               $   10,050,834   $  7,670,834
  Management services                      1,760,075      1,760,075
  Health and fitness center                  521,414        521,414
  Rental income                              512,861        512,861
                                      ---------------  -------------
                                          12,845,184     10,465,184
                                      ---------------  -------------
Direct costs:
  Patient services                         4,753,042      4,753,042
  Management services                        254,269        254,269
  Health and fitness center                  304,055        304,055
                                      ---------------  -------------
                                           5,311,366      5,311,366
                                      ---------------  -------------

Gross profit                               7,533,818      5,153,818
                                      ---------------  -------------

Operating expenses:
  Salaries and employee benefits           2,716,304      2,716,304
  Selling and administrative               3,730,504      3,730,504
  Amortization                               677,067        677,067
  Depreciation                               279,546        279,546
  Provision for bad debts                    590,656        590,656
  Impaired assets write down                --------
    Total operating expenses               7,994,077      7,994,077
                                      ---------------  -------------

Income (loss) from operations               (460,259)    (2,840,259)
                                      ---------------  -------------

Non-operating expenses:
  Interest expense                         1,844,284      1,844,284
  Factor fees                                281,533        281,533
                                      ---------------  -------------
                                           2,125,817      2,125,817
                                      ---------------  -------------

Net income (loss) before
     income tax benefit                   (2,586,076)    (4,966,076)

Income tax (benefit) expense               3,783,732
                                      ---------------

Net income (loss)                     $    1,197,656   $ (4,966,076)
                                      ===============  =============

Basic net income (loss) per share     $          .11   $       (.44)
                                      ===============  =============

Diluted net income (loss) per share   $          .08   $       (.44)
                                      ===============  =============

Weighted average number of
 common shares outstanding                11,326,617     11,326,617
                                      ===============  =============

 (C)     RESULTS  OF  OPERATIONS:

          (C)(1)     1998  VERSUS  1997:

Revenues:
---------
Operating revenues in 1998 increased by $11,151,871, or 106%, from $10,465,184 in 1997 to $21,617,054 in 1998. The increase was primarily due to improvements in Net Patient Service Revenues, which increased by $10,711,807 from $7,670,834 in 1997 to $18,125,610, as a result of a 134% increase in patient days in 1998 at the Kirkbride Center and at Westmeade at Warwick.

- Acute inpatient days at the Kirkbride Center increased by 134% to 29,320 in 1998 from 12,489 in 1997 due primarily to:

1. Improvement in market awareness of Kirkbride programs and a greater number of referral sources.

2.     Temple  University  affiliation

3. Increase in admissions related to the new programs added to Corecare Systems, Inc.'s continuum of services, especially the new drug and alcohol rehabilitation programs.

- Kirkbride Center opened a 43 bed licensed drug and alcohol rehabilitation center in July 1998 which was then expanded to 63 beds in February, 1999.

- Kirkbride Center entered into contracts with the Federal Probation Department in 1998 to provide psychiatric and substance abuse services.

                KIRKBRIDE CENTER - INPATIENT ACTIVITY STATISTICS


1997
----------------------------
QUARTER                        1st    2nd    3rd    4th
----------------------------  -----  -----  -----  ------
----------------------------  -----  -----  -----  ------
Admissions                             289    504     622
----------------------------  -----  -----  -----  ------
Average Length of Adult Stay          8.56   8.93    8.86
----------------------------  -----  -----  -----  ------
Patient Days                         2,295  4,467   5,524
----------------------------  -----  -----  -----  ------
Average Daily Census                  25.2   48.6    60.0
----------------------------         -----  -----  ------

1998
----------------------------  -----  -----  -----  ------
QUARTER                         1st    2nd    3rd     4th
----------------------------  -----  -----  -----  ------
Admissions                      726    735    787     831
----------------------------  -----  -----  -----  ------
Average Length of Adult Stay   9.29  10.34  11.49   12.65
----------------------------  -----  -----  -----  ------
Patient Days                  6,898  7,599  9,044  10,512
----------------------------  -----  -----  -----  ------
Average Daily Census           76.6   83.5   98.3   114.3
----------------------------  -----  -----  -----  ------


Terms  Defined:
---------------
     Admissions
     - A patient which a doctor has diagnosed as requiring inpatient hospital treatment.

     Patient  Days
          -Each patient that is in an inpatient hospital bed at midnight is counted as one patient day.

Terms  Defined  Continued:
--------------------------

     Average  Length  of  Stay
-Total inpatient days, including acute care plus drug and alcohol, divided by the total number of admissions during the period

     Average  Daily  Census
          -The  average  number  of  patients  in  the  hospital.

     Management Services Revenues increased by $202,728 from $1,760,075 in 1997 to $1,962,803 in 1998 primarily as a result of the assets acquisition of Preferred Medical Services in July 1998, which was partially offset by the expiration of the management contract with St. Luke's/Quakertown Hospital in June 1998.

     Revenue from the Health and Fitness Center declined by $70,789 from $521,414 in 1997 to $450,625 in 1998 due to a decline in membership resulting from increased competition and operating difficulties with the physical plant.

     Rental Income increased by $565,155 from $512,861 in 1997 to $1,078,016 in 1998 due to increased space leased to third parties at the Kirkbride Center as well as the full year of rental income in 1998 as compared to a partial year in 1997 for leases signed in 1997.


Direct  Costs:
--------------
     Direct  costs  increased 84.6% from 5,311,366 in 1997 to $9,805,572 in 1998 primarily due to increases in Patient Services of $3,931,318 and Management Services of $588,169, which were partially offset by reductions of $25,281 at the Health and Fitness Center. Direct costs declined as a percentage of total revenue from 50.8% to 45.4%.

     Cost of Patient Services increased by $3,931,318 from $4,753,042 in 1997 to $8,684,360 in 1998 due to increased census at Kirkbride and at Westmeade at Warwick. Patient Services Expenses declined as a percentage of total revenue from 45.4% in 1997 to 40.2% in 1998 due to improved staffing controls. The Company established a CoreFlex staffing policy to maintain staffing at efficient levels per occupied bed as census fluctuates. A centralized staffing coordinator department manages staffing on an integrated basis throughout the company.

     Cost of Management Services increased by $588,169 from $254,269 to $842,438 in 1998 primarily as a result of costs associated with the Preferred Medical Services acquisition.

     Cost of the Health and Fitness Center decreased by $25,281 from $304,055 to $278,774 as the company adjusted staffing commensurate with the decline in membership.

Gross  Profits:
---------------
     Gross profits increased by $6,657,664 or 129.2% from $5,153,818 in 1997 to $11,811,482 in 1998. The Gross Margin increased from 49.2% in 1997 to 54.6% in 1998 due to efficiency improvements in the services provided.

Operating  Expenses:
--------------------
     Operating expenses increased by $6,552,198 from $7,994,077 to $14,546,275 primarily due to increases of $2,176,407 in Selling and Administrative Expense, $1,745,987 in Amortization Expense, $1,355,484 in Bad Debt Expense, and Salaries Expense of $702,126.

     Salaries and Employee Benefits expense increases were attributable to higher staffing levels necessary to service the increase in average daily census. Salaries and Employee Benefits decreased as a percentage of total revenue from 26.0% in 1997 to 15.8% in 1998 due to operating efficiencies achieved at the higher revenue level in 1998. 1997 was a start up year at the Kirkbride Center. Comparisons between 1998 and 1997 is difficult as a portion of these costs were included in a third party management contract for the Kirkbride Center which are shown in Selling and Administrative Expense in 1997.

     Selling and Administrative Expense increased by $2,167,407 from $3,730,504 to $5,906,911 due to costs associated with internally managing the Kirkbride Center resulting from the increase in average daily census. Selling and Administrative Expense declined as a percentage of total revenue from 35.6% to 27.3% due to overhead efficiencies achieved associated with the increase in revenues in 1998.
- Due to the 1997 Management Contract being allocated to Salaries and Administrative Expenses; a relevant comparison is the combined costs of these categories which declined from 61.6% to 43.1% in 1998, reflecting improvements in operating efficiencies.

     Amortization Expense increased primarily due to Deferred Finance Costs associated with the WRH mortgage, which were fully amortized over the one-year term of the financing.

     Depreciation Expenses increases were attributable to the investments in the Kirkbride Center necessary to generate Rental Income.

     Provision for Bad Debt Expense increased due to difficulties associated with the start-up of the Kirkbride Center operations, lack of historical experience associated with municipal funded clients.

     The Impaired Asset Write Down Expense of $369,380 is attributable to the Lakewood property. The property is under a letter of intent for sale and its net book value was reduced to reflect its value under the contemplated sale.

     Interest Expense and Factoring Fees declined as the Company refinanced high cost debt obligations with less costly debt financing. The Company restructured its factoring arrangement on its receivables in 1998 with Healthcare Financial Partners to a revolving line of credit.

     The Company produced a net loss of ($4,333,590) in 1998 compared to a net loss of ($4,966,076) in 1997.

The Company generated Earnings Before Interest Taxes Depreciation and Amortization of $540,001 in 1998 compared to a loss of ($1,883,646) in 1997. The profit improvement was due to higher average daily census and the implementation of operating controls, budgets and management information systems, which occurred primarily in the latter part of 1998.


                              CALCULATION OF EBITDA
                             Corecare Systems, Inc.
                        For the Years ended December 31.


                                                   1998                1997
                                                   ----                ----
Revenue                               $21,617,054        $10,465,184

Direct Costs                          $ 9,805,572        $ 5,311,386

Gross Profit                          $11,811,482        $ 5,153,818

Operating Expenses
Salaries & Employee Ben.  $3,418,430  $ 2,716,304
Selling & Admin. Exp.     $5,906,911  $ 3,730,504
Provision for Bad Debts   $1,946,140  $   590,656
------------------------  ----------  -----------
EBITDA                                $   540,001        $(1,883,646)



     (C)(2)     1997  VERSUS  1996:

Revenues:
---------
     Operating revenues increase by $3,440,880 or 49% from $7,024,304 in 1996 to $10,465,184 in 1997 primarily as a result of acquisition of the Kirkbride Center made in early 1997. Revenues of entities acquired in 1997 (including Kirkbride) from their respective acquisition dates were $8,512,521, or approximately 66% of consolidated 1997 revenues, as follows:

-     Kirkbride  Center  -  $7,518,102,  or  58%  of  revenues;

-     Quantum/Managed  Mental  Health  Inc.   -  (no  revenues);

- CoreCare Management, Inc. - $994,419 for the first six months of 1998, or 8% of revenues (this unit has also been used "in house" to service other operations of the Company);

     The balance of 1997 revenue was generated by various subsidiaries of $4,332,663 or approximately 34% of revenue of which Westmeade represented 20%. The relative significance, in terms of their contribution to consolidated revenues, of entities acquired in 1997 was substantially reduced because of Kirkbride's significance.


Direct  Costs:
--------------
     Direct  costs  in 1997 increased by $2,186,350 from $3,25,016 to $5,311,366 primarily  as  a  result  of  the  entities  acquired  during  the  year.

Operating  Expenses:
--------------------
     Total Operating Expenses increased by $1,289,535 from $6,704,542 in 1996 to $7,994,077 in 1997 primarily due to increases in Salaries and Employee Benefits Expense of $704,354, Selling & Administrative Expense of $204,025, and Bad Debt Expense of $216,055.

     Selling and Administrative Expenses in 1997 increased approximately 5% over 1996 to $3,730,004 or 29% of revenues versus $3,526,479 or 50% of revenues in 1996. This is attributable to the increase in revenues without a comparable increase in fixed costs reflecting greater operational efficiency. Overhead efficiency improved due to revenue growth as well as consolidation of administrative costs. In August 1997, the Company closed its former corporate office located in Erdenheim, PA and merged such functions with CoreCare Management, Inc. thereby decreasing annual overhead expenses.

     Operating salaries and employee benefits represented 21% and 29% of net revenues for 1997 and 1996, respectively, due again to the increase in revenues without a comparable increase in fixed costs.

     Depreciation expense increased by $60,610 in 1997, primarily reflecting the increase in depreciable assets resulting from the Kirkbride acquisition.

     Amortization expense increased from $572,576 to $677,067 due to the increase in debt related costs during 1997.

     Interest expense increased by $1,375,426 to $2,125,817 in 1997 primarily as a result of the acquisition of the Kirkbride Center.

     The weighted average number of common shares outstanding in 1997 was 11,326,617 shares, which represented a 29% increase over 1996 levels. Net gain per common share was $.11 in 1997 from $(.41) in 1996.


ANALYSIS  OF  1997  OPERATIONS:
-------------------------------
     In 1996 the Company had only four operating units, consisting of residential psychiatric treatment facilities, outpatient care and a health and fitness center. In 1997, the Company's operations were carried on in seven service lines:

1)     inpatient  hospital  at  Kirkbride
2)     real  estate  activities  at  Kirkbride
3)     residential  psychiatric  treatment  facilities,
4)     outpatients  care
5)     hospital-based  management  services
6)     health  and  fitness  center
7)     billing  and  practice  management

     These service lines produced a loss from operations, on a consolidated basis, primarily attributable to:
1) Startup of inpatient hospital facilities with census levels below break even;
2) Operating expenses of acquired entities, due in part to inadequate operating controls, budgets and management information systems.
3)     Overhead  payroll  relative  to  the  Company's  revenue  base.
4)     Rate  structures.

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities:
----------------------
     Net Cash Provided {Used} by Operations was ($1,849,145), ($590,800), and ($3,150,013) in 1998, 1997, and 1996, respectively. The decrease in cash provided by operations in 1998 compared to 1997 was primarily the result of (I) increase in accounts receivables of $3,269,746 associated with the rise in revenue, and (ii) funding operating liabilities of $1,251,321 in accrued expenses.

Investing  Activities:
----------------------
     Investing  activities  used  $5,007,792,  $8,582,284, and $435,332 in 1998,
1997,  and  1996,  respectively.

Financing  Activities:
----------------------
     The company borrowed $15,063,982, $8,669,095, and $4,678,390 during fiscal years 1998, 1997, and 1996, respectively. The borrowings in 1997 were primarily related to the acquisition of the Kirkbride facility and in 1998 the borrowings were primarily used to refinance the debt associated with the Kirkbride acquisition and start-up losses. The company repaid $8,571,706, $618,080, and $ $2,551,248 in debt during fiscal years 1998, 1997, and 1996, respectively.

     On February 27, 1997, the Company through its wholly owned subsidiary CoreCare Behavioral Health Management, Inc. acquired the real estate, licenses and other assets of the Institute of Pennsylvania Hospital for $4.5 million, and named it Kirkbride Center. The Company paid $4,500,000 for the property. The Company financed the acquisition by borrowing the sum of $6,440,000 from GLN Capital Co., LLC., an independent real estate company, in exchange for a Promissory Note secured by a mortgage on the property.

     In February 1998, the Company refinanced the property with WRH Mortgage, Inc. for $13,000,000, using the proceeds to satisfy the mortgage indebtedness to GLN, to pay for tenant improvements to the property required in connection with lease commitments, and to satisfy certain short-term indebtedness. The term of the loan has been extended to June 30, 1999 from March 1, 1999. The loan bears interest at the London Interbank Offered Rate (LIBOR) plus six and one half (6.5%) per cent.

On May 21, 1998, certain subsidiaries of the Company, including CoreCare Behavioral Health Management, Inc., Penn Interpersonal Communications, Inc., and Managed CareWare, Inc. ("Borrowers") entered into a Loan and Security Agreement ("Loan Agreement") with HCFP Funding, Inc. pursuant to which a revolving line of credit up to a maximum of $5,000,000 was established. The indebtedness is evidenced by a promissory note and is secured by a lien on all of the Borrowers' account receivable.

     On December 30, 1998, Philadelphia Ventures and its associated venture funds as holders of Class E Convertible Preferred Stock delivered notice of its election to convert 9,933.72 preferred shares into 1,192,046 of common shares. The transaction did not generate any capital to the company but did increase the number of common shares outstanding.

     In June 1998, the Company was successful in consummating a revolving line of credit of a maximum of $5,000,000 with HCFP Funding, Inc. secured by the accounts receivable of four of the Company's subsidiaries. This facility has improved the Company's liquidity by providing for working capital for services rendered less than 150 days. Given the growth of the Company additional equity or debt financing may be required in order to realize its business plan.

     In January 1998, the Company entered into a master equipment lease program with Copelco Capital, Inc. for approximately $396,000, the proceeds of which were used to finance certain equipment such as computers, telephones, accounting software and office equipment. The term of the financing is for five years. At December 31, 1998, approximately $85,000 was available from this facility.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following sales of securities of the Company took place as indicated below. Unless otherwise described, all such sales were a result of transactions that were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, and the shares of the Company's Common Stock issued (or issuable in the case of warrants or options granted) were "restricted securities" as that term is defined in Rule 144 and may be resold only in compliance with registration provisions of the Securities Act or an exemption thereunder.

SHARES  ISSUED  FOR  SERVICES  -  1998
--------------------------------------
     As of July 1, 1998, the Company issued a total of 711,444 shares of Common Stock to four consultants and advisors of the Company for consulting and other services rendered.

ACQUISITION  OF  ASSETS  OF  PREFERRED  MEDICAL  SERVICES,  INC.
----------------------------------------------------------------
     On April 15, 1998, the Company acquired certain assets and scheduled liabilities of Preferred Medical Services, Inc. ("Preferred,") a billing and practice management business. Pursuant to the terms of the Assets Acquisition Agreement, the Company issued on May 4, 1998 a total of 250,000 shares of Common Stock to stockholders of Preferred. The transaction was exempt from securities registration as the principals were experienced and knowledgeable in the industry. In issuing the shares to the two shareholders of Preferred Medical, the Company relied on the exemption from registration under Section 4(2) of the Securities Act. The Company relied on 4(2) because there were only two offerees, both of whom were knowledgeable in the Company's industry, and, the Company believes, in financial matters generally; the transaction was a negotiated sale of a business in which the Company believed the two shareholders were advised by counsel; and the shares issued were "restricted securities" and had transfer restrictions placed on them which are customary for restricted securities.



1998  -  SHARES  ISSUED  TO  EMPLOYEES  UNDER  COMPANY  1996  STOCK  PLAN
-------------------------------------------------------------------------
     Out of the shares reserved for issuance pursuant to the Company's 1996 Stock Plan, as of July 1, 1998, the Company issued a total of 62,300 shares of Common Stock to a total of 199 employees of the Company. These transactions were exempt from registration under the Securities Act pursuant to Rule 701 under the Securities Act. The shares of Common Stock issued are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

FEBRUARY  1998  INVESTMENT
--------------------------
     In consideration of the payment of $.50 per share, on February 26, 1998, the Company issued a total of 250,000 shares of Company Stock to two accredited investors. In connection with the sale, the company further agreed that for a period of one-year beginning May 18, 1998, the investors shall have the right to require the Company to repurchase the shares for $1.00 per share. The transactions with the investors were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The shares of Common Stock issued to the investors are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

NOTES  AND  WC/WD  WARRANTS
---------------------------
     Between November 1995 and February 1996, in separately negotiated transactions, the Company borrowed a total of $359,750 from eight individual, accredited investors, for a term of one year from the date of investment. The debts were evidenced by Promissory Notes bearing interest initially at 7% per annum and later by amendment at 10% per annum. In addition, the investors received warrants to purchase an aggregate of 334,771 shares of the Company's Common Stock at $1.125 per share. None of the investors were previously or are currently affiliated with the Company. The issuance of these securities was exempt from registration under Rule 506 of Regulation D. Subsequently, during 1997 and 1998, the Company, in consideration of the investors' agreements to waive alleged defaults under the notes and to forbear payment, issued warrants to purchase an aggregate of 246,935 shares of the Company's Common Stock at $1.125 per share, and an aggregate of 418,366 shares of the Company's Common Stock. The transactions with the lenders were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The shares of Common Stock issued to the lender, and the shares underlying the warrants if exercised, are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

ISSUANCE  OF  COMMON  STOCK  TO  CONVERT  DEBT
----------------------------------------------
     Pursuant to an agreement dated December 31, 1995, the Company on May 14, 1997 issued 50,000 shares of restricted Common Stock to an investor in exchange for all outstanding obligations owed to him by the Company's subsidiary Westmeade Healthcare, Inc. On January 27, 1998, the Company issued 100,000 shares of restricted Common Stock to the investor as payment in full for CoreCare Behavioral Health Care, P.C., a Pennsylvania professional corporation owned by the investor.

OUTLOOK-LIQUIDITY  AND  CAPITAL  RESOURCES

     Interest payments on the notes, maturity of certain debt obligations, and liabilities associated with accrued payroll taxes and Medicare represent significant liquidity requirements for the company in 1999. The company believes that the revenue increases and operating results realized from improvements in average daily census and operational efficiencies will permit it to refinance many of its debt and liability obligations with a medium term or long term structured debt financing. The appraised values of the Company's two facilities far exceed the current book value and debt level on the Company's balance sheet. The Company is highly confident that its short-term liabilities can be restructured into long-term mortgage debt.

     Medicare is a cost based reimbursement program. The Company had substantial growth in non-Medicare and Drug and Alcohol Rehabilitation, which decreased the percentage of Medicare patients in 1998 versus 1997. This resulted in anticipated payments due to Medicare of $1,000,000. The Company has established a reserve account with Healthcare Financial Partners so that such funds will be available to the Company when due.

YEAR  2000

The company believes its internal systems are mostly in compliance with Year 2000 protocol. At this time there are a few non-critical systems which are not in compliance but have been identified and the Company believes these systems will be corrected before year-end.

     The Company is dependent upon vendors and third party payors, clients and is surveying them to ascertain their preparedness. The Company is developing contingency plans to protects its ability to financially operate in the event critical third parties have systems problems resulting from failure to be in Year 2000 compliance.

     The Company's total cost is estimated to be $200,000 for Year 2000 compliance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, State of Pennsylvania, on April 8, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 8, 1999

SIGNATURE                              TITLE

/s/  Thomas  T.  Fleming               Chairman  of  the  Board
------------------------
Thomas  T.  Fleming


/s/  Rose  S.  DiOttavio               President  and  Director
------------------------
Rose  S.  DiOttavio


/s/  Thomas  X.  Flaherty              Director
-------------------------
Thomas  X.  Flaherty


/s/  George  P.  Stasen                Director
-----------------------
George  P.  Stasen


/s/  Charles  A.  Burton               Director
------------------------
Charles  A.  Burton


/s/  Keith  Day                        Vice  President  &
---------------
Keith  Day                             Corporate  Secretary



ITEM  7  -     FINANCIAL  STATEMENTS

     The financial statements can be found at the end of this report beginning on page 55.



ITEM  8  -     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
          ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM  9  -     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
     PERSONS

     As of March 1999, the directors, executive officers, and senior managers of the Company are as follows:

     DIRECTORS  &  OFFICERS:


                              CALCULATION OF EBITDA
                             Corecare Systems, Inc.
                        For the Years ended December 31.


                                                   1998                1997
                                                   ----                ----
Revenue                               $21,617,054        $10,465,184

Direct Costs                          $ 9,805,572        $ 5,311,386

Gross Profit                          $11,811,482        $ 5,153,818

Operating Expenses
Salaries & Employee Ben.  $3,418,430  $ 2,716,304
Selling & Admin. Exp.     $5,906,911  $ 3,730,504
Provision for Bad Debts   $1,946,140  $   590,656
------------------------  ----------  -----------
EBITDA                                $   540,001        $(1,883,646)



     (C)(2)     1997  VERSUS  1996:

Revenues:
---------
     Operating revenues increase by $3,440,880 or 49% from $7,024,304 in 1996 to $10,465,184 in 1997 primarily as a result of acquisition of the Kirkbride Center made in early 1997. Revenues of entities acquired in 1997 (including Kirkbride) from their respective acquisition dates were $8,512,521, or approximately 66% of consolidated 1997 revenues, as follows:

-     Kirkbride  Center  -  $7,518,102,  or  58%  of  revenues;

-     Quantum/Managed  Mental  Health  Inc.   -  (no  revenues);

- CoreCare Management, Inc. - $994,419 for the first six months of 1998, or 8% of revenues (this unit has also been used "in house" to service other operations of the Company);

     The balance of 1997 revenue was generated by various subsidiaries of $4,332,663 or approximately 34% of revenue of which Westmeade represented 20%. The relative significance, in terms of their contribution to consolidated revenues, of entities acquired in 1997 was substantially reduced because of Kirkbride's significance.


Direct  Costs:
--------------
     Direct  costs  in 1997 increased by $2,186,350 from $3,25,016 to $5,311,366 primarily  as  a  result  of  the  entities  acquired  during  the  year.

Operating  Expenses:
--------------------
     Total Operating Expenses increased by $1,289,535 from $6,704,542 in 1996 to $7,994,077 in 1997 primarily due to increases in Salaries and Employee Benefits Expense of $704,354, Selling & Administrative Expense of $204,025, and Bad Debt Expense of $216,055.

     Selling and Administrative Expenses in 1997 increased approximately 5% over 1996 to $3,730,004 or 29% of revenues versus $3,526,479 or 50% of revenues in 1996. This is attributable to the increase in revenues without a comparable increase in fixed costs reflecting greater operational efficiency. Overhead efficiency improved due to revenue growth as well as consolidation of administrative costs. In August 1997, the Company closed its former corporate office located in Erdenheim, PA and merged such functions with CoreCare Management, Inc. thereby decreasing annual overhead expenses.

     Operating salaries and employee benefits represented 21% and 29% of net revenues for 1997 and 1996, respectively, due again to the increase in revenues without a comparable increase in fixed costs.

     Depreciation expense increased by $60,610 in 1997, primarily reflecting the increase in depreciable assets resulting from the Kirkbride acquisition.

     Amortization expense increased from $572,576 to $677,067 due to the increase in debt related costs during 1997.

     Interest expense increased by $1,375,426 to $2,125,817 in 1997 primarily as a result of the acquisition of the Kirkbride Center.

     The weighted average number of common shares outstanding in 1997 was 11,326,617 shares, which represented a 29% increase over 1996 levels. Net gain per common share was $.11 in 1997 from $(.41) in 1996.


ANALYSIS  OF  1997  OPERATIONS:
-------------------------------
     In 1996 the Company had only four operating units, consisting of residential psychiatric treatment facilities, outpatient care and a health and fitness center. In 1997, the Company's operations were carried on in seven service lines:

1)     inpatient  hospital  at  Kirkbride
2)     real  estate  activities  at  Kirkbride
3)     residential  psychiatric  treatment  facilities,
4)     outpatients  care
5)     hospital-based  management  services
6)     health  and  fitness  center
7)     billing  and  practice  management

     These service lines produced a loss from operations, on a consolidated basis, primarily attributable to:
1) Startup of inpatient hospital facilities with census levels below break even;
2) Operating expenses of acquired entities, due in part to inadequate operating controls, budgets and management information systems.
3)     Overhead  payroll  relative  to  the  Company's  revenue  base.
4)     Rate  structures.

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities:
----------------------
     Net Cash Provided {Used} by Operations was ($1,849,145), ($590,800), and ($3,150,013) in 1998, 1997, and 1996, respectively. The decrease in cash provided by operations in 1998 compared to 1997 was primarily the result of (I) increase in accounts receivables of $3,269,746 associated with the rise in revenue, and (ii) funding operating liabilities of $1,251,321 in accrued expenses.

Investing  Activities:
----------------------
     Investing  activities  used  $5,007,792,  $8,582,284, and $435,332 in 1998,
1997,  and  1996,  respectively.

Financing  Activities:
----------------------
     The company borrowed $15,063,982, $8,669,095, and $4,678,390 during fiscal years 1998, 1997, and 1996, respectively. The borrowings in 1997 were primarily related to the acquisition of the Kirkbride facility and in 1998 the borrowings were primarily used to refinance the debt associated with the Kirkbride acquisition and start-up losses. The company repaid $8,571,706, $618,080, and $ $2,551,248 in debt during fiscal years 1998, 1997, and 1996, respectively.

     On February 27, 1997, the Company through its wholly owned subsidiary CoreCare Behavioral Health Management, Inc. acquired the real estate, licenses and other assets of the Institute of Pennsylvania Hospital for $4.5 million, and named it Kirkbride Center. The Company paid $4,500,000 for the property. The Company financed the acquisition by borrowing the sum of $6,440,000 from GLN Capital Co., LLC., an independent real estate company, in exchange for a Promissory Note secured by a mortgage on the property.

     In February 1998, the Company refinanced the property with WRH Mortgage, Inc. for $13,000,000, using the proceeds to satisfy the mortgage indebtedness to GLN, to pay for tenant improvements to the property required in connection with lease commitments, and to satisfy certain short-term indebtedness. The term of the loan has been extended to June 30, 1999 from March 1, 1999. The loan bears interest at the London Interbank Offered Rate (LIBOR) plus six and one half (6.5%) per cent.

On May 21, 1998, certain subsidiaries of the Company, including CoreCare Behavioral Health Management, Inc., Penn Interpersonal Communications, Inc., and Managed CareWare, Inc. ("Borrowers") entered into a Loan and Security Agreement ("Loan Agreement") with HCFP Funding, Inc. pursuant to which a revolving line of credit up to a maximum of $5,000,000 was established. The indebtedness is evidenced by a promissory note and is secured by a lien on all of the Borrowers' account receivable.

     On December 30, 1998, Philadelphia Ventures and its associated venture funds as holders of Class E Convertible Preferred Stock delivered notice of its election to convert 9,933.72 preferred shares into 1,192,046 of common shares. The transaction did not generate any capital to the company but did increase the number of common shares outstanding.

     In June 1998, the Company was successful in consummating a revolving line of credit of a maximum of $5,000,000 with HCFP Funding, Inc. secured by the accounts receivable of four of the Company's subsidiaries. This facility has improved the Company's liquidity by providing for working capital for services rendered less than 150 days. Given the growth of the Company additional equity or debt financing may be required in order to realize its business plan.

     In January 1998, the Company entered into a master equipment lease program with Copelco Capital, Inc. for approximately $396,000, the proceeds of which were used to finance certain equipment such as computers, telephones, accounting software and office equipment. The term of the financing is for five years. At December 31, 1998, approximately $85,000 was available from this facility.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following sales of securities of the Company took place as indicated below. Unless otherwise described, all such sales were a result of transactions that were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, and the shares of the Company's Common Stock issued (or issuable in the case of warrants or options granted) were "restricted securities" as that term is defined in Rule 144 and may be resold only in compliance with registration provisions of the Securities Act or an exemption thereunder.

SHARES  ISSUED  FOR  SERVICES  -  1998
--------------------------------------
     As of July 1, 1998, the Company issued a total of 711,444 shares of Common Stock to four consultants and advisors of the Company for consulting and other services rendered.

ACQUISITION  OF  ASSETS  OF  PREFERRED  MEDICAL  SERVICES,  INC.
----------------------------------------------------------------
     On April 15, 1998, the Company acquired certain assets and scheduled liabilities of Preferred Medical Services, Inc. ("Preferred,") a billing and practice management business. Pursuant to the terms of the Assets Acquisition Agreement, the Company issued on May 4, 1998 a total of 250,000 shares of Common Stock to stockholders of Preferred. The transaction was exempt from securities registration as the principals were experienced and knowledgeable in the industry. In issuing the shares to the two shareholders of Preferred Medical, the Company relied on the exemption from registration under Section 4(2) of the Securities Act. The Company relied on 4(2) because there were only two offerees, both of whom were knowledgeable in the Company's industry, and, the Company believes, in financial matters generally; the transaction was a negotiated sale of a business in which the Company believed the two shareholders were advised by counsel; and the shares issued were "restricted securities" and had transfer restrictions placed on them which are customary for restricted securities.



1998  -  SHARES  ISSUED  TO  EMPLOYEES  UNDER  COMPANY  1996  STOCK  PLAN
-------------------------------------------------------------------------
     Out of the shares reserved for issuance pursuant to the Company's 1996 Stock Plan, as of July 1, 1998, the Company issued a total of 62,300 shares of Common Stock to a total of 199 employees of the Company. These transactions were exempt from registration under the Securities Act pursuant to Rule 701 under the Securities Act. The shares of Common Stock issued are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

FEBRUARY  1998  INVESTMENT
--------------------------
     In consideration of the payment of $.50 per share, on February 26, 1998, the Company issued a total of 250,000 shares of Company Stock to two accredited investors. In connection with the sale, the company further agreed that for a period of one-year beginning May 18, 1998, the investors shall have the right to require the Company to repurchase the shares for $1.00 per share. The transactions with the investors were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The shares of Common Stock issued to the investors are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

NOTES  AND  WC/WD  WARRANTS
---------------------------
     Between November 1995 and February 1996, in separately negotiated transactions, the Company borrowed a total of $359,750 from eight individual, accredited investors, for a term of one year from the date of investment. The debts were evidenced by Promissory Notes bearing interest initially at 7% per annum and later by amendment at 10% per annum. In addition, the investors received warrants to purchase an aggregate of 334,771 shares of the Company's Common Stock at $1.125 per share. None of the investors were previously or are currently affiliated with the Company. The issuance of these securities was exempt from registration under Rule 506 of Regulation D. Subsequently, during 1997 and 1998, the Company, in consideration of the investors' agreements to waive alleged defaults under the notes and to forbear payment, issued warrants to purchase an aggregate of 246,935 shares of the Company's Common Stock at $1.125 per share, and an aggregate of 418,366 shares of the Company's Common Stock. The transactions with the lenders were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The shares of Common Stock issued to the lender, and the shares underlying the warrants if exercised, are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

ISSUANCE  OF  COMMON  STOCK  TO  CONVERT  DEBT
----------------------------------------------
     Pursuant to an agreement dated December 31, 1995, the Company on May 14, 1997 issued 50,000 shares of restricted Common Stock to an investor in exchange for all outstanding obligations owed to him by the Company's subsidiary Westmeade Healthcare, Inc. On January 27, 1998, the Company issued 100,000 shares of restricted Common Stock to the investor as payment in full for CoreCare Behavioral Health Care, P.C., a Pennsylvania professional corporation owned by the investor.

OUTLOOK-LIQUIDITY  AND  CAPITAL  RESOURCES

     Interest payments on the notes, maturity of certain debt obligations, and liabilities associated with accrued payroll taxes and Medicare represent significant liquidity requirements for the company in 1999. The company believes that the revenue increases and operating results realized from improvements in average daily census and operational efficiencies will permit it to refinance many of its debt and liability obligations with a medium term or long term structured debt financing. The appraised values of the Company's two facilities far exceed the current book value and debt level on the Company's balance sheet. The Company is highly confident that its short-term liabilities can be restructured into long-term mortgage debt.

     Medicare is a cost based reimbursement program. The Company had substantial growth in non-Medicare and Drug and Alcohol Rehabilitation, which decreased the percentage of Medicare patients in 1998 versus 1997. This resulted in anticipated payments due to Medicare of $1,000,000. The Company has established a reserve account with Healthcare Financial Partners so that such funds will be available to the Company when due.

YEAR  2000

The company believes its internal systems are mostly in compliance with Year 2000 protocol. At this time there are a few non-critical systems which are not in compliance but have been identified and the Company believes these systems will be corrected before year-end.

     The Company is dependent upon vendors and third party payors, clients and is surveying them to ascertain their preparedness. The Company is developing contingency plans to protects its ability to financially operate in the event critical third parties have systems problems resulting from failure to be in Year 2000 compliance.

     The Company's total cost is estimated to be $200,000 for Year 2000 compliance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, State of Pennsylvania, on April 8, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 8, 1999

SIGNATURE                              TITLE

/s/  Thomas  T.  Fleming                         Chairman  of  the  Board
------------------------
Thomas  T.  Fleming


/s/  Rose  S.  DiOttavio                         President  and  Director
------------------------
Rose  S.  DiOttavio


/s/  Thomas  X.  Flaherty                         Director
-------------------------
Thomas  X.  Flaherty


/s/  George  P.  Stasen                         Director
-----------------------
George  P.  Stasen


/s/  Charles  A.  Burton                         Director
------------------------
Charles  A.  Burton


/s/  Keith  Day                              Vice  President  &
---------------
Keith  Day                              Corporate  Secretary



ITEM  7  -     FINANCIAL  STATEMENTS

     The financial statements can be found at the end of this report beginning on page 55.



ITEM  8  -     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
          ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM  9  -     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
     PERSONS

     As of March 1999, the directors, executive officers, and senior managers of the Company are as follows:

     DIRECTORS  &  OFFICERS:

DIRECTORS & OFFICERS:

NAME                          AGE                 POSITION
Thomas T. Fleming               72  Chairman of the Board of
                                    Directors and CEO
Rose S. DiOttavio               48  President, Treasurer and a Director
Thomas X. Flaherty              38  Director
George P. Stasen                53  Director
Charles A. Burton               53  Director
Keith Day, MBA                  42  Senior Vice President &
                                    Corporate Secretary
Mark Novitsky, M.D.             45  Senior Vice President &
                                    Corporate Medical Director
Fred Baurer, M.D.               41  Senior Vice President &
                                    Medical Director, Kirkbride Center
John Schrogie, M.D.             63  Senior Vice President
John Fleming                    44  Vice President Development
Ella M. Bowen, ED.D.            53  Vice President of Community
                                    Relations and Public Affairs
Meg Givnish-Mercer              59  Vice President for Education and
                                    Training
Daniel B. LoPreto, Ph.D.        39  Vice President of Quality
                                    Management
Albert Campana, MBA             48  Vice President for Core Services &
                                    Risk Management and Kirkbride
                                    & Senior Director of Administrative
                                    Services

SENIOR MANAGERS:              NAME  POSITION
David Baron, D.O., FACN             Director of Clinical Research
Ernest J. Ritacco, CPA, MBA         Director of Finance
Jeff Friedman, Ph.D., L.S.W.        Clinical Director of Westmeade
                                    at Warwick
Roberta K. Mainiero, MBA            Controller - CMI / Director of
                                    Practice Management
Erwin A. Carner, Ed.D., MSW         Sr. Director of Geriatric Continuum
Sharon Irwin                        Sr. Director of Mental Health
                                    Continuum
Laura Jones                         Sr. Director Substance
                                    Abuse Continuum
Margaret Halas                      Director of CoreCare Management Inc.
Dennis Fontana                      Director of Management Information
                                    Systems
William Chambley                    Director of Human Resources

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. John Fleming, Vice President of Corporate Development is the son of the Chief Executive Officer, Thomas T. Fleming. No director receives any compensation for serving as a director.

BOARD  OF  DIRECTORS:
---------------------

     THOMAS T. FLEMING has been Chairman of the Board of Directors and Chief Executive Officer of the Company since January 31, 1995, and has served in comparable positions with present subsidiaries of the Company since 1991.

     Mr. Fleming has over 25 years experience in health care operations, financing, manufacturing, marketing and real estate development. Specifically, he was the founder in 1973 of Horsham Clinic and Horsham Psychiatric Group (includes Wyoming Valley Clinic, The Meadows, The Cloisters at Pine Island); Senior Vice President of Howmet Corporation; a former Financial Consultant for Envirodyne, Inc.; Chairman of Capital Home Care Group; Managing Director of UMS Communities, Inc.; and a General Partner of Holmstead Properties; and has been Chairman of Health Ventures Limited, a consulting firm specializing in the health field since 1986. Mr. Fleming also has served as a consultant on various third-party acquisition transactions including the sale of developed properties for construction of two personal care homes (JAD Development), acquisition of Retirement Centers of America from Avon (UMS Corporation), acquisition of Park Avenue Manor (AmeriCare Partners), financing of Renewal Centers, acquisition and financing of Whitemarsh Professional Center, acquisition of St. Mary's Hospital by Neumann Medical Center, and financial restructuring of Senior Lifestyles, Inc.

     Mr. Fleming also has served on numerous civic and corporate Boards of Directors, including most recently Quality Health Services, Inc.; Renewal Centers, Inc.; Lifequest; and Chestnut Hill Community Association. Mr. Fleming also was founder and chairman of the Christmas Revels, is a former Commissioner of Higher Education of the City of Philadelphia, is a former Chairman of Chestnut Hill Academy, and a former Chairman of The Philadelphia Council for Performing Arts. Mr. Fleming received a BA from Haverford College in 1949 and also attended Georgetown Foreign Service School. He is a fellow in the American Institute of Management.

     ROSE S. DIOTTAVIO has been President and a Director of the Company since January 31, 1995 and Treasurer since August 1998, and has served in comparable positions with present subsidiaries of the Company since 1991.

     Ms. DiOttavio has served in a variety of management positions in the health care industry, including operations troubleshooter, needs assessment, regulatory compliance, financial feasibility, project development, financial consulting, operations and fiscal management, expert witness and acquisition due diligence. Specifically, she has been President of Health Ventures Limited since 1986, and currently serves as a consultant to Senior Lifestyles, Inc. Formerly, she has served as President and Chairperson of Neumann Medical Center; Vice President of Strategic Planning for Neumann Medical Center; Development Consultant for UMS Communities, Inc.; Director and Executive Vice President of Capital Home Care Group; Vice President of Planning and Development for Horsham Psychiatric Group; Vice President of Operations for Medical Management Institute;
Consultant--Strategic Planning for Plante & Moran (CPA/Consulting Firm, Michigan); Deputy Director for Health Systems Agency of Southeastern Pennsylvania; Senior Planning Associate for Regional Comprehensive Health Planning Council, Inc.; and Chairperson, Metropolitan Home Health Services, Inc.

Ms. DiOttavio holds a BS and M.S.H. from the University of Pittsburgh and its Graduate School of Public Health. She has been noted for distinction in Outstanding Young Women of America and Who's Who of American Women. She also serves currently as a Director and Vice Chairperson of Horizon House, a non-profit organization serving the mentally ill, homeless and disadvantaged.

     THOMAS X. FLAHERTY has been a Director of the Company since January 31, 1995 and has also served as Treasurer until August 1998 when he resigned as Treasurer due to time constraints. Mr. Flaherty has held comparable positions with certain of the Company's present subsidiaries since 1991. Mr. Flaherty is the founder, and since March 1990 has served as President, of Value Added Investment Corporation ("VAIC,") specialized investment banking and financial consulting organization headquartered in Narberth, Pennsylvania, since March 1990. Prior to forming VAIC, Mr. Flaherty was a tax consultant with the accounting firms of Arthur Andersen and Company and Coopers and Lybrand. Previously, Mr. Flaherty was employed as a Financial Analyst and Investment Consultant by Shearson Lehman Brothers. He has held or currently holds licenses as a Certified Public Accountant and a registered securities broker and commodities broker.

Mr. Flaherty is a recognized speaker and member of the National Speakers Bureau. He has presented and lectured worldwide on various financial, business and management topics. Outside of his daily responsibilities as President of VAIC, Mr. Flaherty also serves as a member of the Board of Directors of the following corporations and other organizations; Durable Medical Equipment Corporation; ITI Technical Services, Inc.; The Marquis Mortgage Corporation; Park Place Builders, Inc.; Senior Lifestyles Incorporated; Universal Trade Corporation; Living Younger Longer, Inc.; M&M Opportunities, Inc.; The Northwestern Corporation; The Northwestern Properties Company; Northwestern Enterprises, Inc.; The Amica Company; Allied Health Care, Inc.; and Northwestern Management Services Company.

     GEORGE P. STASEN has served as a director and/or advisor to government units, foundations and public corporations. He has structured and provided financing and investment guidance to major corporations, investment companies, developing enterprises and municipalities. Mr. Stasen co-founded Mentor Capital Partners, Ltd., a prominent Philadelphia based Merchant Banking firm in 1993.

     Prior to returning to the Philadelphia area, Mr. Stasen was Chief Operating Officer from 1987 of the Rushmore Group of Bethesda, Maryland a diversified financial services firm engaged in the management of mutual funds, institutional money management, financial advisory services and securities brokerage. From 1984 to 1987, Mr. Stasen was President and Chief Operating Officer of American & European Investment Corporation, an international financial and investment advisor headquartered in Washington, D.C. From 1978 to 1984, Mr. Stasen served Provident Institutional Management Corporation (PIMC) as Vice President responsible for investment strategy and product development. PIMC the advisory subsidiary of Provident National Bank of Philadelphia, Pennsylvania (PNC) provided institutional investment management services principally to banks, at which time assets under management increased from $50 million to $15 billion.

     Mr. Stasen also serves as Chairman of Declaration Holdings a mutual fund management and administration company as well as a director of several private Delaware Valley based corporations. Mr. Stasen has been a lecturer on investment and economic trends throughout the United States and Europe. Mr. Stasen earned his BS from Drexel University in 1968 with a concentration in Economics and was subsequently awarded a fellowship and earned an MBA from Drexel.

     CHARLES A. BURTON currently serves as Director of this Company as well as others, such as Anadigics, Inc., Microsource, Inc., Sherpa Corporation, and Visual Edge Technologies. From 1984 to the present, Mr. Burton has served as President and Managing Director of Philadelphia Ventures, Inc. Since 1973, Mr. Burton has served in several positions, including Vice President of CIGNA Corporation, President of Venture Capital Corporation, and Chairman of the Board and Founder of Devon Systems Group, Inc., which was eventually sold to Citicorp Venture Capital.

     Mr. Burton's Professional and Civic Activities have included that of Former President and Trustee of the Delaware Valley Venture Group, Director of the Philadelphia Chamber of Commerce and Trustee for Gettysburg College. Mr. Burton earned his AB from Gettysburg College in 1967 and an MBA from the Wharton Graduate School, University of Pennsylvania. Mr. Burton also served his country as a Line Officer in the United States Navy from 1967 to 1972.

OFFICERS  OF  THE  COMPANY:
---------------------------

     DR. MARK NOVITSKY, M.D. joined Kirkbride Center in August 1998 as Director of Clinical Improvement and senior psychiatrist and has since been named the Psychiatrist in Chief at Kirkbride Center and the Corporate Medical Director of CoreCare Systems, Inc. He was Chief of Psychiatry at Presbyterian Medical Center and is recognized for his work in geriatric psychiatry. During his ten years at Presbyterian as Chief, Dr. Novitsky was instrumental in the successful growth and expansion of the psychiatric department. During that time, he assisted in the development of a 24-bed acute inpatient psychiatric unit, an 18-bed LTSR, and a 20-bed managed care sub-acute unit. Dr. Novitsky headed the consultation liaison services and led to the formation of an emergency psychiatric assessment service in their emergency room. He was also active in the evolution of day programs and psychiatric care provided at ten local nursing homes. Dr. Novitsky earned his M.D. from the Bowman Gray School of Medicine of Wake Forest University in Philadelphia and is Board Certified in Psychiatry. Dr. Novitsky has gained a reputation of developing excellent relationships with area community leaders, the Philadelphia Office of Mental Health and payor representatives such as Community Behavioral Health (CBH).

     DR. FRED BAURER, M.D. graduated from Wesleyan University and Temple University School of Medicine. He completed Residency Training at the Institute of Pennsylvania Hospital and Psychoanalytic Training at the Philadelphia Psychoanalytic Institute and the Philadelphia Psychotherapy Training Program. He is Board Certified in Psychiatry with added qualifications in Addiction Psychiatry. Dr. Baurer served as Director of the Strecker Partial Hospital Program from its inception in 1989 until 1997, and a Co-director of Strecker Hall in 1996-1997. He also has been Director of the OATS Program (Outpatient Addiction Treatment Service) since 1992. Dr. Baurer is the Regional Chairperson of the America Academy of Addiction Psychiatry. Since the inception of the Kirkbride Center in February 1997, Dr. Baurer has served as Medical Director of Substance Abuse Services, and he has also been appointed Assistant Medical Director.

KEITH DAY, MBA joined the Company as Senior Vice President in July of 1998 and became Corporate Secretary in December 1998. Mr. Day is responsible for the development of Quantum Clinical Services Group, the Company's clinical research subsidiary. Prior to joining the Company, Mr. Day had been acting as an independent consultant in the clinical research field. From 1993 to 1997 he was Director of Finance for Airgas, Inc. in Radnor, PA where he was responsible for investigating, negotiating and structuring corporate development opportunities. From 1989 to 1992 he was a Project Manager for Hines Interests Limited Partnerships in Philadelphia, PA. From 1984 to 1989 he was Chief Financial
Officer and Principal of Conklin Construction Corporation of Greenwich, CT. From 1982 to 1984 he was a Senior Financial Analyst for Pepsico, Inc. in NY. From 1979 to 1981 he was a Financial Management Associate for GTE Corporation in Stamford, CT. Mr. Day received his BS in Economics in 1979 from the University of Pennsylvania, Wharton School, and his MBA from Dartmouth College, Amos Tuck School of Business in 1983.

     JOHN SCHROGIE, M.D. has been acting as the Senior Vice President for Clinical Research since July of 1998 and is responsible for the development of the Company's clinical research subsidiary, Quantum Clinical Services Group. Dr. Schrogie is trained in internal medicine and completed a fellowship in clinical pharmacology at John Hopkins University. He received in BS from Boston College in 1956 and his M.D. from Yale University School of Medicine in 1960. During his career he has served in various positions at the FDA, NIH, Schering
Plough and Merck Research Institute. He founded one of the first contract research organizations, the Philadelphia Association for Clinical Trials (PACT) and served as Chairman, President and CEO. After the company was acquired by Corning, Inc. (now Covance), he continued to serve as an executive. He most recently acted as Assistant Director of health Policy and Clinical Outcomes at Jefferson Medical College, and prior to that was Chairman and CEO of Pulse Data Institute, a start-up medical services company in Bryn Mawr, PA. He is currently the Secretary-Treasurer of the American Society for Clinical Pharmacology and Therapeutics.

JOHN FLEMING Vice President Development is responsible for the development for the Kirkbride Center. John negotiated and administers all third party tenant contracts, supervises tenant fit-out, budgets, monitors and manages the facility and property, assists in securing, negotiating, and executing all CoreCare Real Estate related financing. From 1991 through to 1995 John was Managing Director of the Chestnut Hill Health and Fitness Center. He was responsible for the operations of the facility, including all budgeting, managing marketing and strategic planning of the Fitness center. From 1984 through to 1990 John was Project Manager for St. James Properties and Real Estate sales in Boston; he also supervised and managed the renovation and leasing of small to medium size commercial office buildings in downtown Boston.

     DR. ELLA M. BOWEN, ED.D. currently serves as the Vice President of Community Relations and Public Affairs for CoreCare Systems, Inc. Prior to CoreCare, Dr. Bowen served as the Director/Vice President of Community Relations for Oak Tree/Oxford Health Plans. She also served in several capacities in city government and in education. Her job experiences include serving as the Senior Assistant Managing Director in Mayor Rendell's administration, Youth Services Commissioner for Mayor Goode's administration, Legislative Assistant for Councilwoman Augusta Clark, assistant professor and assistant Dean of Instruction for the School in New Jersey and OLC in Illinois. Dr. Bowen has also worked as an Affirmative Action Consultant in Business and Industry.

     Dr. Bowen received her Master's Degree and Doctorate of Education from the University of Illinois. She received her Undergraduate Degree in Business from the University of Maryland, Eastern Shore. She is currently an adjunct professor in Education at Rowan University and hosts a monthly radio program called "Mind, Body and Soul" on WHAT Radio. Her other activities include serving on such boards as Special Olympics, Big Brother/Big Sister, PAL, PUSH, Mayor's Coordinating Office for Drug & Alcohol Programs, Philadelphia Fight, Black Family Reunion Center and the National Forum and Black Public Administrators. She has published several books and articles and is well known as a dynamic motivational speaker both locally and nationally.

     MEG GIVNISH-MERCER is Vice President for Education and Training, CoreCare Systems, Inc. She is also a member of the faculty for the Graduate School of Health and Education at St. Joseph's University. From 1974 until 1985, Ms. Givnish-Mercer was a key member of the management team that purchased and developed the Horsham Clinic. She worked as both a clinical leader and an administrative liaison during those years. Ms. Givnish-Mercer holds degrees from Chestnut Hill College, Beaver College and Summit University. She has been a member of Who's Who of American Women since 1985 and was awarded a television Emmy for her writing, directing and narrating the one time special "What Will We Do About Momma?," a thought provoking dramatic attempt to care for elderly parents.

     She is certified as a Trainer and Practitioner by the American Board of Examiners in Psychodrama, group Psychotherapy and Sociometry. In this capacity, she has trained hundreds of clinicians throughout the United States. She is also well known for her energizing presentations, management-training seminars as well as for her clinical seminars for Psychotherapists, teachers and other members of the helping professions. Ms. Givnish-Mercer joined the Company in 1992 as a senior manager/clinician of Lakewood Retreat, Inc.

     DANIEL B. LOPRETO, PH.D., Vice President of Care Systems Management came to CoreCare Systems, Inc. after directing the Care Management Department at Green Spring of Eastern Pennsylvania, the third largest managed behavioral health company in the country. Dr. LoPreto directed a department of over thirty psychiatrists and mental health professionals who were responsible for managing the mental health and substance abuse services to approximately 3 million covered lives in Pennsylvania, New Jersey and Delaware. Originally recruited to the position of CoreCare's Director of Adult Continuum, he assumed his current position upon CoreCare's acquisition of Kirkbride Center. He has worked within private psychiatric hospitals, outpatient clinics and managed care as both a clinician and administrator for 15 years.

     Dr. LoPreto is licensed as a Psychologist in both Pennsylvania and New Jersey and is board-certified in the specialty area of applied psychophysiology. He is a Diplomat of the American Board of Quality Assurance and Utilization
Review Physicians and is a Diplomat of the American College of Forensic Examiners, Board of Examiners, Board of Psychological Specialties. Dr. LoPreto provides peer reviews as well as independent medical examinations and disability evaluations for numerous insurance companies in both Pennsylvania and New Jersey. He is one of only two psychologists chosen and approved to participate in Southeastern Pennsylvania Transit Authority's panel of professional providers of service to SEPTA employees.

ALBERT CAMPANA, MBA is the Vice President / Senior Director of Administrative Services at the Kirkbride Center. He was born and raised in Philadelphia and received his BS Degree in Psychology from Penn State University. He began his career in behavioral health at the Horsham Clinic where he worked his way up from mental Health Technician to Clinical Coordinator and Chief Social Worker. In 1989, he received his MBA from Temple University. His last positions, before joining Corecare Systems, Inc., were with Graduate Health Systems at Mt. Sinai Hospital as their Senior Director for Psychiatry and with Allegheny University Hospitals, Parkview as Director of Behavioral Health.


ITEM  10  -     EXECUTIVE  COMPENSATION

(A)     GENERAL:
        --------

     For the fiscal years ended December 31, 1996 and 1997 neither of the Company's Chief Executive Officer or President received any compensation from the Company. In order to reflect a fair estimate of the cost of services provided by the Company's Chairman of the Board, Thomas T. Fleming, and President, Rose S. DiOttavio, in this period, the Company charged operations with $144,000 in 1997, or $72,000 for each, which was accrued and credited a like amount to paid in capital. Mr. Fleming and Ms. DiOttavio have each received annual salaries of $156,000 commencing March 1998, and paid currently, which salaries the company believes are below industry standards.

(B)     SUMMARY  COMPENSATION  TABLE:
        -----------------------------

     The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the next four most highly compensated executive officers during the year ended December 31, 1998.

                                            SUMMARY COMPENSATION TABLE
                                              LONG TERM COMPENSATION
                                             1998 ANNUAL COMPENSATION


                                                                                             Securities Underlying
                                                                                             ---------------------
                                                               All Other Annual  Restricted         Options
                                                                                 ----------  ---------------------
Name and Principal Position                Salary   Bonus ($)    Compensation      Stock
----------------------------------------  --------  ---------  ----------------  ----------
Thomas Fleming, Chairman                  $120,000        -0-             6,758         -0-                    -0-
Of the Board and Chief Executive Officer                       car allowance
Rose S. DiOttavio,  President             $120,000        -0-               -0-         -0-                    -0-

Richard C. Beatty                          107,466        -0-               -0-         -0-                    -0-
----------------------------------------  --------  ---------  ----------------  ----------  ---------------------
David Baron                                250,542        -0-               -0-         -0-                    -0-
                                          --------  ---------  ----------------  ----------  ---------------------


1)     Refer  to  General  Information  above.

THE COMPANY HAS NOT PRESENTED COMPENSATION FOR 1997 IN THE TABLE AS MR. FLEMING AND MS. DIOTTAVIO DID NOT RECEIVE COMPENSATION IN 1997 AND NO OTHER OFFICER OF THE COMPANY RECEIVED COMPENSATION IN EXCESS OF $100,000 IN 1997.

(C)     OPTIONS/SAR  GRANTS:
        --------------------

            (a)          (b)            (c)              (d)                (e)
------------------  -------------  -------------  ------------------  ----------------
Year ended 1998
------------------
                      Number of       %Total
                     Securities    Options/SARS
                     underlying     Granted to
                    Options/SARS   Employees in    Exercise or Base
Name                   Granted      Fiscal Year      Price ($/Sh)     Expiration Date
                    -------------  -------------  ------------------  ----------------
Thomas T.                     -0-           -0-
Fleming
Rose S.                       -0-           -0-
DiOttavio
David Baron               100,000            23%  $          1.25/sh           7/15/02
                    -------------  -------------  ------------------  ----------------
Richard C. Beatty          40,000             9%  $          1.50/sh          12/31/98
------------------  -------------  -------------  ------------------  ----------------

(D)     AGGREGATED  OPTION/SAR  EXERCISES  AND FISCAL YEAR-END OPTION/SAR VALUE:
        ------------------------------------------------------------------------

     During the fiscal year ended December 31, 1998, no executive officer of the Company exercised any options.

(E)     LONG-TERM  INCENTIVE  PLANS:  None.
        ----------------------------

(F)     COMPENSATION  OF  DIRECTORS:
        ----------------------------

     During the fiscal year ended December 31, 1998, no director of the Company received any compensation for any services provided in such capacity. Directors of the Company are reimbursed for expenses incurred by them in connection with their activities on behalf of the Company.

(G)     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
        ------------------------------------------------------------------------
ARRANGEMENTS:
-------------

     The Company and/or its subsidiaries have no employment agreements with any of its executive officers.


(H)     REPORT  ON  REPRICING  OF  OPTIONS/SARS:  Not  Applicable.
        ----------------------------------------


ITEM  11  -     SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table  sets forth information as of December 31, 1998, with
                                                         -----------------
respect to the beneficial ownership of CRCS' securities by officers and directors, individually and as a group, and all holders of more than five (5) percent of the shares of any class of CRCS voting securities. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

                               PRINCIPAL SHAREHOLDERS
                       NUMBER OF SHARES BENEFICIALLY OWNED 1

==============================  ================  =========  ============  ==========
NAME AND ADDRESS OF                  COMMON       SERIES A    SERIES E      SERIES F
BENEFICIAL OWNER                     STOCK(2)     PREFERRED  PREFERRED(3)  PREFERRED(4)
------------------------------  ----------------  ---------  ------------  ----------
Officers and Directors:
Thomas T. Fleming(5)                   1,673,470      3,000                   1,270.6
                                         (10.5%)
------------------------------  ----------------  ---------  ------------  ----------

Rose S. DiOttavio(6)                   1,687,500      3,000                       350
                                         (10.6%)
------------------------------  ----------------  ---------  ------------  ----------

Thomas X. Flaherty(7)                    405,000
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
David Baron (8)                          101,000
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
Richard Beatty (9)                        66,000
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
John Fleming (10)                         56,000
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
Ella M. Bowen                                500
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
Daniel LoPreto                            10,600
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
Meg Givnish-Mercer (11)                   68,990
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
Roberta Mainiero (12)                     15,500
                                             (*)
------------------------------  ----------------  ---------  ------------  ----------
                                       4,262,200
Total Officers and Directors:            (24.7%)      6,000                   1,620.6
------------------------------  ----------------  ---------  ------------  ----------

(b) Other Beneficial Owners:
Phila. Ventures, 11, L.P.13     1,327,956 (8.3%)
Phila. Ventures-Japan 1, L.P.
Phila. Ventures-Japan, 11-L.P.
------------------------------  ----------------  ---------  ------------  ----------

200 S. Broad Street 8th Floor
Philadelphia, Pa. 19102
Total Other Beneficial Owner           1,327,956
                                          (8.3%)
==============================  ================  =========  ============  ==========

 (*)  less  than  5%

 (1)     A  person  is  deemed to be the beneficial owner of securities that can be acquired  by  such person within 60 days from the date as to which this information is  provided.  In  computing the number of shares and the percentage of outstanding shares  of  each class of securities held by each person or group of persons above, any  security which such person or persons has or have a right to acquire within 60 days  from  the date of this Memorandum is deemed outstanding, but is not deemed to be  outstanding  for the purpose of computing the percentage ownership of any other person.

(2)     In  computing the number of shares and the percentage of outstanding Common
Stock  "beneficially  owned"  by  a  person  who  owns  any shares of any series of
Convertible  Preferred  Stock,  the shares issuable upon exercise of such rights to acquire  Common  Stock owned by such persons, but no other person, are deemed to be outstanding.

(3)     Series  E  Convertible  Preferred Stock is convertible into Common Stock on the  basis of 100 share of Common Stock per share of Series E Convertible Preferred
Stock.

(4)     Series  F  Convertible  Preferred Stock is convertible into Common Stock on the  basis of 50 shares of Common Stock per share of Series F Convertible Preferred
Stock.

(5)     Does not include 140,186 shares of Common Stock by Health Ventures Limited, a consulting firm in which Mr. Fleming is a principal, is a stockholder of Chestnut
Hill Fitness Club.  Includes 63,530 shares of Common Stock issuable upon conversion of  1,270.6  shares  of  Series  F  Preferred

(6)     Does  not  include  140,186 shares of Common Stock owned by Health Ventures
Limited,  a consulting firm in which Ms. DiOttavio is a principal, is a stockholder of  Chestnut  Hill  Fitness  Club,  Inc.  Includes  17,500  shares  of Common Stock issuable  upon  conversion  of  350  shares  of  Series  F  Preferred.

(7)     Does not include 67,102 shares of Common Stock owned by Josephine Flaherty, the mother of Thomas X. Flaherty, and a member of the Company's Board of Directors.

(8)     Includes an option to acquire 100,000 shares at $1.25 per shares granted to
Dr.  Baron  when  he  joined the Company pursuant to the Company's 1996 Stock Plan.

(9)     Includes  options  to  acquire  40,000  shares of Common Stock at $1.50 per share  granted  to  Mr. Beatty when he joined the Company pursuant to the Company's
1996  Stock  Plan.

(10)     Includes  an  option to acquire 15,000 shares of Common Stock at $0.10 per share  pursuant  to  the  Company's  1996  Stock  Plan.

(11)     Includes  an option to acquire 150,000 shares of Common Stock at $0.10 per share  pursuant  to  the  Company's  1996  Stock  Plan.

(12)     Includes  an  option to acquire 15,000 shares of Common Stock at $1.50 per shares  pursuant  to  the  Company's  1996  Stock  Plan.

(13)     Common  Shares  held  by  each  Philadelphia  Venture Fund are as follows:
     Philadelphia  Ventures  II  L.P.          1,033,360
     Philadelphia  Ventures  Japan  I  L.P.      147,298
     Philadelphia  Ventures  Japan  II  L.P.     147,298
     ---------------------------------------   ---------
     For  a  Total  of:                        1,327,956
     Charles  A. Burton is the Director of the Company, and General Partner in each of  the  above
     Philadelphia  Venture  Funds.

                                                                              58
                                                                              97

ITEM  12  -     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company believes that the terms of the transactions described below were as favorable to the Company as would have been obtained by the Company in arms-length negotiation with non-affiliated entities.

     From time to time Thomas Fleming and Rose DiOttavio have made advances to the Company. A substantial portion of these advances consisted of funds from bank financings obtained by Mr. Fleming and Ms. DiOttavio personally, which they then lent to the Company upon the same terms, which they had obtained from the banks. As of December 31, 1998, Mr. Fleming and Ms. DiOttavio advanced
$1,013,428 to the Company of which $386,080 for funds, which they had borrowed from banks and loaned to the Company.

PERSONAL  GUARANTEES  BY  PRINCIPAL  STOCKHOLDERS
-------------------------------------------------

     The Company's subsidiaries have approximately $3,300,000 in lines of credit and term loans which either are loans made directly to the Company or its subsidiaries which are secured by personal guarantees and collateral of Thomas Fleming, Rose DiOttavio, and in some cases, other members of the Fleming family.

FRANKLIN  DEVELOPMENT  COMPANY
------------------------------

     In October 1996, the Company entered into a Development Management Agreement with Franklin Development Company, LLC. ("Franklin"). Mr. Christopher Fleming, the son of Thomas T. Fleming, the Chairman of the Company, is a senior officer of Federal. The Company and Franklin have agreed to terminate this contract effective February 1998, except for certain performance fees with respect to the refinancing of the Kirkbride Center and commissions earned for leases concluded. The terms and conditions relative to the termination of this agreement are still being negotiated as of the date of this registration statement. Since the effective date of the contract, the company has paid
Franklin approximately $227,000 in cash and stock for development and performance fees.

CONVERSION  OF  SERIES  B  CONVERTIBLE  PREFERRED  STOCK
--------------------------------------------------------

     On June 30, 1996, the six Series B Convertible Preferred stockholders, including Mr. Fleming, converted their preferred shares and accrued dividends into Common Stock. The conversion ratio is 92 shares of Common Stock per share of Series B Convertible Preferred Stock. The aggregate number of common shares issued was 725,903. The conversion also included accrued and unpaid interest on the CoreCare Notes totaling $124,582.21 at $1.00 per share.

     The company issued a total 725,902 of common stock for the conversion of 6,546.7 shares of Preferred Series B stock into 601,320 shares of common stock and 124,582 shares of common stock for accredited unpaid interest of $124,582.

     See Item 4 "Recent Sales of Unregistered Securities" for descriptions of certain transactions involving acquisitions by the Company.

     The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, $.001 par value per share, of which 15,949,128 shares are outstanding as of December 31, 1998, and 5,000,000 shares of Preferred Stock, as to which the Board of Directors has the power to designate the rights, terms, preferences, etc. Of the initially undesignated Preferred Stock 10,000 shares have been designated as Series A Preferred Stock; 25,000 shares have been designated Series C Convertible Preferred Stock; 15,000 shares have been designated as Series D Preferred Stock; 13,250 shares have been designated as Series E Convertible Preferred Stock; and 6,000 shares have been designated as Series F Convertible Preferred Stock.

COMMON  STOCK
-------------

     The Company is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. As of December 31, 1998, 15,949,128 shares were issued and outstanding. Holders of Common Stock are entitled to one vote for each share of Common Stock owned of record on all matters to be voted on by stockholders, including the election of directors. The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefor.

     The rights of holders of Common Stock to receive dividends are subject to the dividend rights of the holders of Preferred Stock, as described below. Similarly, the rights of holders of Common Stock, upon liquidation or dissolution of the Company, are subject to the preferences afforded to holders of the Company's Preferred Stock.

     The Common Stock has no preemptive or other subscription rights, no cumulative voting rights, and there are no conversion rights or redemption provisions. All outstanding shares of Common Stock are validly issued, fully paid, and nonassessable.

PREFERRED  STOCK
----------------

     Holders of Preferred Stock vote as a class with holders of Common Stock, except that without the vote or consent of the holder of at least 67% of the respective Preferred Stock then outstanding, the Company may not (i) create or issue any class or series of capital stock ranking, either as to payment of dividends, distribution of assets or redemptions, prior to the Preferred Stock,
(ii) alter or change the designations, powers, preferences, or rights, or the qualifications, limitations or restrictions of the Preferred Stock.

     Holders of Series B, C, D, E, and F Preferred Stock are entitled to vote in the election of directors and on all other matters submitted to stockholders for their approval or consent. None of the Preferred Stock has any cumulative voting rights. The number of votes is equal to the number of shares of Common Stock into which their Preferred Stock is convertible at the time of the meeting at which the vote is cast or, in the case of an action of stockholders taken without a formal meeting, on the date of such action, except that each Preferred A and D shares, which have no conversion rights, are entitled to 65 and 50 votes, respectively, per share.

SERIES  A  PREFERRED  STOCK
---------------------------

     The Company has authorized 10,000 shares of Series A Preferred Stock, $.001 par value per share, of which 6,000 shares are issued and outstanding as of the date of this Registration Statement. The Company's Series A Preferred Stock has a liquidation value of $100.00 per share ($600,000 in the aggregate) in liquidation of the Company; a preference over Common Stock to the extent of its liquidation value; and is entitled to annual dividends in the amount of $4.00 per share (i.e., an annual rate of four (4%) percent) payable semi-annually in arrears unless and until a "Dividend Reset Event" occurs. After a Dividend Reset Event, the annual dividend rate on Series A Preferred will be increased from four (4%) percent to a rate equal to the "prime rate" as published in the Wall Street Journal as of the last business day preceding the Dividend Reset
 --------------------
Event  plus  six  (6%)  percent.  The  Series  A  Preferred is redeemable by the
 --
Company, at liquidation value, in whole or in part, at any time after a Dividend
 --
Reset  Event,  upon  not  less  than  thirty  (30)  days  written  notice.

     The term "Dividend Reset Event" is defined to mean either (a) a public offering of equity securities by the Company or any corporation which owns 50% or more of all classes of the Company's common stock then outstanding (hereinafter, a "Parent of the Company") which results in the Company's receipt (or receipt by the Parent of the Company) of not less than $5,000,000 net of offering underwriting discounts and commissions, or (b) either the Company and/or the Parent of the Company, on a consolidated basis, having as of any fiscal year-end stockholders' equity of $12,000,000 or more.

     The Company has the right to redeem the Series A Preferred Stock after the Dividend Reset Date and upon not less than 30 days notice at $100.00 per share plus accrued dividends.

SERIES  B  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

     The Company has authorized 7,000 shares of Series B Convertible Preferred Stock. All previously outstanding shares of Series B Preferred were converted on June 30, 1996, and as of the date of this Registration Statement, there were no shares of Series B Preferred outstanding.

     Holders of Series B Preferred are entitled to receive annual dividends equal to the dividends payable on Series A Preferred Stock, and to convert shares of Series B Preferred into Common Stock on the basis of 92 shares of Common Stock per share of Series B Preferred Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series B Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company.

     The Company has the right to redeem the Series B Shares at $100 per share plus accrued dividends upon not less than thirty-(30) days written notice.

     Of the Series B Convertible Stock issued to Thomas T. Fleming, 88,044.40 shares where converted to 725,903 shares of common stock effective August 8, 1996.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

     The Company has authorized 25,000 shares of Series C Convertible Preferred Stock, of which 8,147.3 shares are issued and outstanding as of the date of this Registration Statement. Holders of shares of Series C Convertible Preferred Stock (the "Series C Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually.

     Each share of Series C Preferred are convertible at the option of its holder into 66.67 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series C Preferred Stock has a liquidation value of $100.00 per share plus in liquidation of the Company; and is superior in rank to all other stock of the Company except for Preferred Series E which shares the same rank.

     The Company has the right to redeem the Series C Shares at $100 per share plus accrued dividends upon not less than thirty (30) days written notice.

SERIES  D  PREFERRED  STOCK
---------------------------

     The Company's Board of Directors has designated 15,000 shares of its Preferred Stock as Series D Preferred Stock, of which no shares are issued and outstanding as of the date of this Registration Statement. Holders of shares of Series D Preferred Stock (the "Series D Preferred") will be entitled to annual dividends of $6.00 per share, payable semi-annually. Series D Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company and is equal in rank to the Series A Preferred.

     The Company has the right to redeem the Series D Shares at $100.00 per share plus accrued dividends upon not less than thirty (30) days written notice.

SERIES  E  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

     The Company's Board of Directors has designated 13,250 shares of its Preferred Stock as Series E Preferred Stock, of which there are no shares issued, and outstanding as of the date of this Registration Statement. Holders of shares of Series E Preferred Stock (the "Series E Preferred") are entitled to annual dividends of $6.00 per share payable semi-annually.

     Prior to the Series E Redemption Date, each share of Series E Preferred are convertible at the option of its holder into 100 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series E Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company, and is superior in rank to all stock of the Company except for Series C that shares the same rank.

     After October 26, 2000, the Company has the right to redeem the Series E Shares upon not less than 30 days written notice at $100.00 per share plus accrued dividends. On or after October 26, 2005, holders of Series E Shares have the right to require the Company to redeem shares not previously converted or redeemed.

     On December 30, 1998 the Company received written notice from Philadelphia Ventures and its affiliated investment funds to convert the 9,933.72 outstanding shares of Series E Preferred Stock into 1,192,0446 shares of Free Trading Common Stock.

SERIES  F  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

     The Company's Board of Directors has designated 6,000 shares of its Preferred Stock as Series F Convertible Preferred Stock, of which 2,870.6 shares are issued and outstanding as of the date of this Registration Statement. Holders of shares of Series F Convertible Preferred Stock (the "Series F Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually.

     Each share of Series F Preferred are convertible at the option of its holder into 50.00 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series F Preferred has a liquidation value of $100.00 per share in liquidation of the Company, and is equal in rank to Series A Preferred.

     The Company has the right to redeem the Series F Shares upon not less than thirty (30) days written notice at $100.00 per share plus accrued dividends.

UNDESIGNATED  PREFERRED  STOCK
------------------------------

     The Company's Board of Directors presently has the authority by resolution to issue up to 4,923,750 shares of preferred stock in one or more series and fix the number of shares constituting any such series, the voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations, or restrictions thereof, including the dividend rights, dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. For example, the Board of Directors is authorized to issue a series of preferred stock that would have the right to vote, separately or with any other series of preferred stock, on any proposed amendment to the Company's Articles of Incorporation or any other proposed corporate action, including business combinations and other transactions.

OUTSTANDING  WARRANTS/OPTIONS
-----------------------------

     Prior to the date of this Registration Statement, the Company had issued the following outstanding Warrants or Options to purchase Common Stock:

     A.     Series  WC  and WD Warrants issued from December 1, 1995 to February
16,
1996 exercisable for a total of 581,716 shares at an exercise price of $1.125 per share with an expiration date of December 31, 1996, extended by amendment to April 1, 2002 (provided that the expiration date will be extended until such time as the Company shall have processed a registration statement covering the warrant shares and such registration statement shall have been effective for 90 days)

B. Warrant issued October 1, 1995 exercisable for 50,000 shares at an exercise price of $2.00 per share with an expiration date of October 17, 1997 (provided that the expiration date shall be extended until such time as the Company has processed a registration statement covering the warrant shares and such registration statement has been effective for 90 days)

C. Warrant issued October 1995 exercisable for a number of shares equal to 10% of the Common Stock outstanding on the date of exercise. In determining the number of shares outstanding, all securities convertible into common stock are deemed converted; with an exercise price of $2.00 per share with escalation provisions of $.50 per share on October 18, 1997, and each October 18 thereafter, to a maximum of $3.50 per share. The expiration date is October 17, 2000 (provided that the expiration date shall be extended indefinitely until the Company has processed a registration statement covering the warrant shares and such registration statement has been in effect for 90 days)

D. Warrants issued between June 10, 1996 and August 2, 1996 exercisable for a total of 658,333 shares at exercise prices ranging from $1.00 to $1.50 per share with expiration dates of June 10, 2001 to August 2, 2001

E. Warrants issued October 1, 1996 exercisable for 4,000 shares at an exercise price of $2.50 per share with an expiration date of October 31, 2001

F. Series E Warrants issued October 4, 1996 exercisable for a total of 433,899 shares at an exercise price of $3.00 per share with expiration dates of October 4, 2002 (See "Part II, Item 4, Recent Sales of Unregistered Securities)

G. GL Warrants issued December 20, 1996 exercisable for a total of 126,567 shares at an exercise price of $1.50 per share with an expiration date of December 1, 2002 (provided that the expiration date will be extended until such time as the Company shall have processed a registration statement covering the warrant shares and such registration statement shall have been effective for 180 days)  (See  "Part  II,  Item  4,  Recent  Sales  of  Unregistered  Securities)

H. Series IAF Warrants issued February 14, 1997 exercisable for a total of 95,000 shares at an exercise price of $1.50 per share with an expiration date of January 31, 2002 (provided that the expiration date will be extended until such time as the Company shall have processed a registration statement covering the warrant shares and such registration statement shall have been effective for 180 days)  (See  "Part  II,  Item  4,  Recent  Sales  of  Unregistered  Securities)

I. Warrants issued between March 5, 1997 to December 19, 1997 exercisable for a total of 82,500 shares at exercise prices ranging from $.80 to $1.50 per share with expiration dates of December 31, 2000 to December 31, 2004

J. Warrant authorized to be issued May 30, 1997, issued July 10, 1998 exercisable for 50,000 shares at an exercise price of $2.00 per share with an expiration date May 30, 2001

K. Options issued between November 26, 1997 and January 30, 1998 exercisable for a total of 430,553 shares at an exercise price of $.90 per share with expiration dates of November 25, 2002 to January 30, 2003 (See "Part II, Item 4, Recent Sales of Unregistered Securities)

L. Options issued between November 26, 1997 and January 30, 1998 exercisable for a total of 430,552 shares at an exercise price of $.90 per share with expiration dates of November 26, 2002 to January 30, 2003 (See "Part II, Item 4, Recent Sales of Unregistered Securities)

M. Warrants issued June 24, 1998 and July 24, 1998 each exercisable for 25,000 shares at an exercise price of $1.00 per share with an expiration date of June 30, 2002 (See "Part II, Item 4, Recent Sales of Unregistered Securities)

     A number of the Warrants described above contain antidilution provisions that are triggered by events such as, among others, the issuance by the Company of shares at a purchase price less than the stated exercise price of the Warrants. The triggering events have been recognized, appropriate calculations have been made on the Company's books, and the overall impact on the number of shares issuable and the purchase price therefor is immaterial.

1996  EMPLOYEE  STOCK  PLAN
---------------------------

     On July 8, 1996, the Company adopted an employee stock plan pursuant to which 800,000 shares of the Company's authorized but unissued shares of Common Stock were reserved for issuance in connection with grants of stock to and the exercise of options by employees under such plan. Since the adoption of the plan through July 1998, 237,000 shares of stock have been granted and options for 560,000 shares have been granted and are outstanding of which options to acquire no shares have been exercised.

     At the October 29, 1998 Meeting of Shareholders, the Shareholders approved reserving 2,000,000 additional shares in connection with grants of stock to and the exercise of options by employees made under such plan.

TRANSFER  AGENT
---------------

     The Company's transfer agent is StockTrans, Inc., 7 East Lancaster Avenue, Ardmore, PA 19003-2318.

ANTI-TAKEOVER  PROVISIONS
-------------------------

     Although the Board of Directors is not presently aware of any takeover attempts, the Certificate of Incorporation and Bylaws of the Company and Nevada law contain certain provisions which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions.

     Authorized  but  Unissued  Shares:  The  authorized  capital  stock  of the
     ---------------------------------
Company  includes  50,000,000  shares  of  Common  Stock and 5,000,000 shares of
     -
Preferred Stock. These shares of capital stock were authorized for the purpose of providing the Board of Directors of the Company with as much flexibility as possible to issue additional shares for proper corporate purposes, including equity financing, acquisitions, stock dividends, stock splits, employee stock option plans, and other similar purposes which could include public offerings or private placements. Shares of Preferred Stock could be issued quickly with terms calculated to delay or prevent a change in control of the Company without any further action by the stockholders.

     No  Cumulative Voting:  Neither the Company's Articles of Incorporation nor
     ---------------------
its Bylaws contain provisions for cumulative voting. Cumulative voting entitles each stockholder to as many votes as equal the number of shares owned by him multiplied by the number of directors to be elected. With cumulative voting, a stockholder may cast all these votes for one candidate or distribute them among any two or more candidates. Thus, cumulative voting for the election of directors allows a stockholder or group of stockholders who hold less than 50% of the outstanding shares voting to elect one or more members of a board of directors. Without cumulative voting for the election of directors, the vote of holders of a plurality of the shares voting is required to elect any member of a board of directors and would be sufficient to elect all the members of the board being elected.


ITEM  13  -     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
          REPORTS  ON  FORM  8-K

(a)     A list of financial statements and financial statement schedule filed as
part  of  this  report  is set forth on page 56 hereof.   The only Exhibit filed
with  this  report  is  Exhibit  27,  Financial  Data  Schedule.

(b)     Reports  on  Form  8-K
     During the last quarter of the period covered by this report, the Company did not file any Current
     Reports  on  Form  8-K.

(c)     Exhibit  27
Financial  Information  in  SEC  format  (see  page  54)

(d)     Accountant's  Consent  (see  page  55)

     ACCOUNTANT'S  CONSENT



To  the  Stockholders  and  Board  of  Directors
CoreCare  Systems,  Inc.


We consent to the use of our Independent Auditor's Report dated March 9, 1999, and accompanying financial statements of CoreCare Systems, Inc. (the "Company") for the years ended December 31, 1998 and 1997, in the Company's Annual Report on Form 10K-SB for the year ended December 31, 1998, filed with the Securities and Exchange Commission.




SCHIFFMAN  HUGHES  BROWN
Certified  Public  Accountants
Blue  Bell,  Pennsylvania
April  12,  1999


             FINANCIAL  STATEMENTS


                                            PAGE
Independent Auditor's Report                   58

Consolidated Balance Sheets                 59-60

Consolidated Statements of Operations          61

Consolidated Statements of Changes in
Shareholders' Equity                           62

Consolidated Statements of Cash Flows          63

Notes to Consolidated Financial Statements  64-90

                             CORECARE SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                          INDEPENDENT  AUDITOR'S  REPORT



To  the  Shareholders  and  Board  of  Directors
CoreCare  Systems,  Inc.
Philadelphia,  Pennsylvania


We  have  audited  the  accompanying  consolidated  balance  sheets  of CoreCare
Systems, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' deficiency, and cash flows for each of the years in the three year period ended December 31, 1998 (1997 Restated - see Notes 1 and 16). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of CoreCare Systems, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.



SCHIFFMAN  HUGHES  BROWN
Blue  Bell,  Pennsylvania
March  9,  1999

                             CORECARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                     ASSETS


                                                 1998         1997
                                              -----------  -----------

                                                           As Restated
                                                           See Note 16

Current assets:
  Cash                                        $   115,242  $   304,267
  Accounts receivable, net                      5,588,188    2,575,473
  Prepaid and other current assets                224,215      212,367
                                              -----------  -----------
    Total current assets                        5,927,645    3,092,107
                                              -----------  -----------

Contract rights, net of accumulated
 amortization of $1,023,619 in 1998
 and $531,011 in 1997                             265,300      548,663
                                              -----------  -----------

Real estate and other assets held for sale      1,100,000    1,513,723
                                              -----------  -----------

Property, plant and equipment net              14,151,787   10,727,385
                                              -----------  -----------

Other assets:
  Goodwill, net of accumulated amortization
   of $496,924 in 1998 and 257,598 in 1997      1,527,981    1,801,155
  Deferred finance costs, net of accumulated
   amortization of $1,759,635 in 1998 and
   $241,648 in 1997                               443,172      305,354
  Security deposits                               109,334      108,468
  Restricted cash                                 207,041      197,394
  Other                                           981,436      247,232
                                              -----------  -----------
                                                3,268,964    2,659,603
                                              -----------  -----------

                                              $24,713,696  $18,541,481
                                              ===========  ===========

The accompanying notes are an integral part of the financial statements

                             CORECARE SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                               1998           1997
                                           -------------  -------------
                                                           As Restated
                                                           See Note 16
Current liabilities:
  Line of credit                           $  4,308,703   $  1,582,240
  Current portion of:
    Long-term debt                           15,199,388     10,203,425
    Lease termination fee payable                38,565         38,565
    Obligations under capital lease                             71,763
  Accounts payable                            3,748,884      2,275,442
  Advances, officers-shareholders               910,692      1,013,428
  Accrued expenses                              840,354      2,091,675
  Payroll and payroll taxes payable           3,048,183      1,688,105
  Due to Medicare                             1,000,000
                                           -------------
    Total current liabilities                29,094,769     18,964,643
                                           -------------  -------------

Long term liabilities:
  Notes payable                               2,098,907      2,192,798
  Lease termination fee payable                  93,467         93,467
                                           -------------  -------------
                                              2,192,374      2,286,265
                                           -------------  -------------
Commitments and contingencies

Company obligated mandatorily redeemable
  Series E convertible preferred stock
  (redemption value $943,400 in 1997)                 0      1,293,271
                                           -------------  -------------

Shareholders' deficiency:
  Preferred stock                                    17             26
  Common stock                                   15,949         12,694
  Additional paid in capital                 11,374,340      9,357,714
  Accumulated deficit                       (17,963,753)   (13,373,132)
                                           -------------  -------------
                                             (6,573,447)    (4,002,698)
                                           -------------  -------------

                                           $ 24,713,696   $ 18,541,481
                                           =============  =============

The accompanying notes are an integral part of the financial statements

                             CORECARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      1998          1997          1996
                                  ------------  ------------  ------------
                                                As Restated
                                                See Note 16
Revenue:
  Patient services, net           $18,125,610   $ 7,670,834   $ 5,741,894
  Management services               1,962,803     1,760,075       717,423
  Health and fitness center           450,625       521,414       564,987
  Rental income                     1,078,016       512 861
                                  ------------  ------------
                                   21,617,054    10,465,184     7,024,304
                                  ------------  ------------  ------------
Direct costs:
  Patient services                  8,684,360     4,753,042     2,561,845
  Management services                 842,438       254,269       444,433
  Health and fitness center           278,774       304,055       118,738
                                  ------------  ------------  ------------
                                    9,805,572     5,311,366     3,125,016
                                  ------------  ------------  ------------

Gross profit                       11,811,482     5,153,818     3,899,288
                                  ------------  ------------  ------------

Operating expenses:
  Salaries and employee benefits    3,418,430     2,716,304     2,011,950
  Selling and administrative        5,906,911     3,730,504     3,526,479
  Amortization                      2,423,054       677,067       572,576
  Depreciation                        482,360       279,546       218,936
  Provision for bad debts           1,946,140       590,656       374,601
  Impaired asset write down           369,380
                                  ------------
    Total operating expenses       14,546,275     7,994,077     6,704,542
                                  ------------  ------------  ------------

Income (loss) from operations      (2,734,793)   (2,840,259)   (2,805,254)
                                  ------------  ------------  ------------

Non-operating expenses:
  Interest expense                  1,855,828     1,844,284       640,008
  Factor fees                                       281,533       110,383
                                  ------------  ------------  ------------
                                    1,855,828     2,125,817       750,391
                                  ------------  ------------  ------------

Net loss                          $(4,590,621)  $(4,966,076)  $(3,555,645)
                                  ============  ============  ============

Basic net loss per share          $      (.33)  $      (.44)  $      (.41)
                                  ============  ============  ============

Diluted net loss per share        $      (.33)  $      (.44)  $      (.41)
                                  ============  ============  ============

Weighted average number of
 common shares outstanding         13,758,587    11,326,617     8,744,842
                                  ============  ============  ============


    The accompanying notes are an integral part of the financial statement

                                                 CORECARE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                             Additional
                                        Common Stock                Preferred Stock           Paid In      Accumulated
                                   ------------------------  -----------------------------  ------------  -------------
                                      Shares     Par Value        Shares        Par Value     Capital        Deficit
                                   ------------  ----------  ----------------  -----------  ------------  -------------

Balance, December 31, 1996           10,491,326      10,491           17,868           32     7,286,388     (8,407,056)

Net loss for the year ended
 December 31, 1997 (as Restated,
 See Note 16)                                                                                               (4,966,076)

Issuance of common stock              1,785,587       1,786                     2,056,207     2,057,993
Conversion of preferred stock
 to common stock                        416,615         417             (850)          (6)       15,119
                                   ------------  ----------  ----------------  -----------  ------------

Balance, December 31, 1997
 (as Restated, See Note 16)          12,693,528      12,694           17,018           26   $ 9,357,714   $(13,373,132)

Net loss for the year
 ended December 31, 1998                                                                                    (4,590,621)

Issuance of common stock              2,063,554       2,063                                   1,224,538

Conversion of preferred stock
 to common stock                      1,192,046       1,192           (9,934)          (9)    1,292,088

Redemption of warrants                                                                         (500,000)
                                                                                            ------------

                                     15,949,128  $   15,949            7,084   $       17   $11,374,340   $(17,963,753)
                                   ============  ==========  ================  ===========  ============  =============




                                      Total
                                   ------------

Balance, December 31, 1996          (1,110,145)

Net loss for the year ended
 December 31, 1997 (as Restated,
 See Note 16)                       (4,966,076)

Issuance of common stock
Conversion of preferred stock
 to common stock                        15,530
                                   ------------

Balance, December 31, 1997
 (as Restated, See Note 16)        $(4,002,698)

Net loss for the year
 ended December 31, 1998            (4,590,621)

Issuance of common stock             1,226,601

Conversion of preferred stock
 to common stock                     1,293,271

Redemption of warrants                (500,000)
                                   ------------

                                   $(6,573,447)
                                   ============

    The accompanying notes are an integral part of the financial statement

                                         CORECARE SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                    1998          1997          1996
                                                                ------------  ------------  ------------
As Restated
See Note 16
Cash flows from operating activities:
  Net loss                                                      $(4,590,621)  $(4,966,076)  $(3,555,645)
  Common stock issued for services
    and interest expense                                            769,005       690,766       313,000
  Contributed capital for services                                                              144,000
  Non-cash adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation                                                    482,360       279,546       218,936
    Amortization                                                  2,423,054       677,067       572,576
    Impaired asset write down                                       369,380
    Allowance for doubtful accounts                                 570,757      (151,198)        2,021
  (Increase) decrease in operating assets:
    Accounts receivable                                          (3,583,472)   (1,329,723)     (597,202)
    Other current assets                                            (11,848)     (210,495)       63,230
    Deposits                                                           (866)        8,558       (73,050)
    Deferred costs                                                  (65,000)       65,000
    Other assets                                                   (743,851)     (237,683)     (180,787)
  Increase (decrease) in operating liabilities:
    Accounts payable                                              1,473,442     1,466,235       202,035
    Lease payable                                                   168,717
    Accrued expenses                                             (1,251,321)    1,759,275      (267,013)
    Payroll taxes payable                                         1,360,078     1,487,928      (225,831)
    Due to Medicare                                               1,000,000
                                                                ------------  ------------  ------------
Net cash used in operating activities                            (1,733,903)     (590,800)   (3,150,013)
                                                                ------------  ------------  ------------

Cash flows from investing activities:
  Increase in capitalized financing costs                        (1,902,341)     (114,157)     (378,775)
  Purchase of property and equipment                             (3,105,451)   (8,468,127)      (18,014)
  Purchase of contract rights                                       (38,543)
                                                                ------------  ------------  ------------
Net cash used in investing activities                            (5,007,792)   (8,582,284)     (435,332)
                                                                ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of stock                                   256,597       948,817     1,176,276
  Advances from officers                                           (102,736)      481,472       246,976
  Repayment of notes                                             (8,571,706)     (618,080)   (2,551,248)
  Repayment of lease obligations                                    (93,467)      (17,413)      (54,346)
  Proceeds from short and long term debt                         12,337,519     8,669,095     3,065,361
  Proceeds from line of credit                                    2,726,463       (30,789)    1,613,029
                                                                ------------  ------------  ------------
Net cash provided by financing activities                         6,552,670     9,433,102     3,496,048
                                                                ------------  ------------  ------------

Net increase (decrease) in cash                                    (189,025)      260,018       (89,297)

Cash, beginning of period                                           304,267        44,249       133,546
                                                                ------------  ------------  ------------

Cash, end of period                                             $   115,242   $   304,267   $    44,249
                                                                ============  ============  ============

Supplemental disclosures of cash flows information:
  Interest paid                                                 $   815,705   $   646,145   $   616,749
                                                                ============  ============  ============
  Taxes paid                                                    $       -0-   $       -0-   $       -0-
                                                                ============  ============  ============

Non-cash financing activities: Redemption of warrants for debt  $   500,000
                                                                ============  ============  ============

Non-cash investing activities:
  Businesses acquired                                           $   201,000   $   200,000
                                                                ============  ============  ============
  Common stock issued for services                              $   769,005   $   690,766   $   313,000
                                                                ============  ============  ============

                             CORECARE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



1.     Restatement:

     During the audit of the 1998 financial records, it came to management's attention that the 1997 financial statements contained inaccuracies. The 1997 financial statements contained herein have been restated (See Note 16).

2.     The  Business:

     CoreCare Systems, Inc., through its eight operating subsidiaries, provides management services to behavioral service providers; provides, owns and operates out-patient and inpatient behavioral health services; operates a health and fitness center; develops billing software for the health industry, leases space at the Kirkbride facility to third parties, and provides clinical research services to the pharmaceutical industry.

3.     Summary  of  significant  accounting  policies:

     Principles  of  consolidation:

     The December 31, 1998, 1997 and 1996 financial statements of the Company include the accounts of CoreCare Systems, Inc., and its wholly owned subsidiaries.

     All material inter-company accounts and transactions have been eliminated in consolidation.

     Use  of  estimate:

     In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the Consolidated Balance Sheet and revenues and expenses in the Consolidated Statements of Operations. Actual results could differ from those estimates. Estimates made by management include: allowance for doubtful accounts, contractual allowances, depreciation, amortization and income taxes.

     Concentration  of  credit  risk:

     Financial instruments, which subject the Company to concentration of credit risk, consist of trade receivables from government health care systems, such as Medicare, Medicaid and Community Behavioral Health care providers.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


3.     Summary  of  significant  accounting  policies  (continued):

     Year  2000  compliance:

     The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1998 and 1999, management plans to upgrade to the most current version of this software package which, among other things, is Year 2000 compliant. Cost of the project has not yet been determined.

     Earnings  (loss)  per  share:

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock. Diluted earnings per share reflect the dilutive effect of an equivalent number of common shares of convertible preferred stock, stock options and warrants. For the years ended December 31, 1998, 1997 and 1996, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

     Income  taxes:

     The provision for income taxes is based upon income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for the tax return purposes. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

     Deferred  finance  costs:

     Deferred finance costs arising from the acquisition of long-term debt are being amortized using the straight-line method over the terms of the related subordinated convertible promissory notes.

     Net  patient  service  revenue:

     Patient service revenue is recorded net of contractual allowances and accounted for using the accrual method of accounting based upon the Company's established standard rates during the period in which the services are provided. Contractual and other allowances, including un-collectible amounts, are accounted for on the accrual basis so as to include accounts receivable and net patient revenue amounts expected to be realized through payments from third-party payors and others.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996




3.     Summary  of  significant  accounting  policies  (continued):

     Goodwill  and  contract  rights:

     Costs in excess of the fair value of net assets acquired are being amortized on a straight-line basis over a 40-year period. Certain acquisition costs are written off at an accelerated rate if it appears that the economic value of such costs is reduced.

     Contract rights are being amortized using the straight-line method of accounting over a three to five year period.

     Property,  plant  and  equipment  and  depreciation:

     Property, plant and equipment are stated at cost less accumulated depreciation. Additions and betterments are capitalized and maintenance and repairs are charged to current operations. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is included in current operations. Depreciation is provided using the straight-line method. Estimated useful lives of the assets are:

          Buildings     31.5  to  40  years
          Building  improvements     31.5  to  40  years
          Furniture  and  equipment     5  to  7  years
          Automobiles     5  years

     Reclassifications:

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation. These adjustments had no effect on net loss for that period.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996




4.     Acquisitions:

     Kirkbride  Center:

     On February 27, 1997, the Company, through its wholly owned subsidiary, CoreCare Behavioral Health Management, Inc., acquired the property of the Institute of Pennsylvania Hospital and re-named it Kirkbride Center (Kirkbride). Kirkbride is comprised of 420,000 square feet of commercial real estate on 27 acres of land in West Philadelphia, Pennsylvania.

     Kirkbride Center is licensed for 120 acute inpatient psychiatric beds and 63 drug and alcohol beds; 50 adult partial hospitalization slots; and outpatient services. Of its 120 beds, 57 beds hold dual licensure to treat substance abuse disorders. The Center also holds a provider 50 license for mobile therapy services and has 24 licensed residential treatment beds.

     The Company is utilizing approximately 50% of the facility for its inpatient beds and outpatient services and leases the balance for medical offices, a school, a food processing plant, a laundry and related behavioral services.

     The total purchase price of the facility was $4,500,000 plus closing costs of $1,025,662. The closing costs were allocated to deferred financing costs and the facility in the amounts of $462,940 and $562,722, respectively. From the date of the acquisition through December 31, 1997, Kirkbride capitalized $2,936,509 of costs associated with improving and carrying the facility. During 1998, Kirkbride capitalized $1,563,797 of costs associated with improving and carrying the facility.

     In connection with the acquisition of Kirkbride, in January 1997, CoreCare Realty Corp. was organized to manage the real estate assets of CoreCare Systems, Inc., principally the Kirkbride Center. CoreCare Realty Corp. has retained
Franklin Realty Corp. (FRC) to provide the management services of the real estate portion of Kirkbride and therefore has no employees. During 1997, FRC was paid $10,000 to manage Kirkbride. In the opinion of management, the fee paid to FRC is an arm's length amount. Revenue is derived from leases with tenants in Kirkbride Center which currently include two major hospital systems in the Philadelphia area and individual doctors who lease office space.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996



4.     Acquisitions  (continued):

     Quantum  Managed  Mental  Health  Systems,  Inc.:

     On July 3, 1997, the Company acquired 100% of the outstanding common stock of Quantum Managed Mental Health System, Inc. (Quantum) in exchange for 200,000 shares of its common stock. Quantum is a network of approximately 3,000 psychologists contractually organized as a Preferred Provider Network for employee assistance programs.

     Quantum commenced operations in 1998 and signed four clinical research contracts, which should generate revenue in 1999.

     On June 30, 1997, the Company acquired the assets and certain liabilities of ZA Consulting/Management, Inc. (ZA/CMI), a physician billing and practice management services business. CoreCare's wholly-owned subsidiary, Managed CareWare, Inc., d/b/a CoreCare Management, Inc. (CMI) operates the company and has the responsibility for all of the Company's billing and collections which were previously outsourced. The purchase price was $1.00 and the assumption of selected liabilities approximating $20,000. The Company signed a demand note payable to the seller for the value of the accounts receivable and work-in-process which is to be collected and remitted to the seller. For the six months ended December 31, 1997, CMI had revenue of $994,419 and a net income of $178,700.

     Preferred  Medical  Services:

     On  April  15,  1998,  Managed  Careware  acquired  the assets of Preferred
Medical Services for $312,744. The purchase price was funded with 250,000 shares of CRCS common stock valued at $201,000 and a demand note for $111,744 bearing interest of 5.54% per annum. During 1998, $30,550 was paid. In December, 1998, the Company integrated the operations of Preferred into CMI and closed their Blue Bell, Pennsylvania office.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996



5.     Real  estate  and  other  assets  held  for  sale:

     On July 22, 1992, in connection with the acquisition of Lakewood Retreat, Inc., the Company purchased real estate, which included 56.7+ acres of
                                                                    -
unimproved, developable land. Upon acquisition, the cost allocated to the developable land, of $115,857, was based upon the then fair market value of the unimproved developable land.

     During the first quarter of 1996, the Company closed Lakewood Retreat, Inc. It is currently held for sale. As of December 31, 1997, the facility was recorded at its original cost, net of accumulated depreciation, $1,513,723. The Company has adopted FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and the real estate and other assets held for sale are valued at the lower of cost or net realizable value. At December 31, 1998, the asset was recorded at the lower of cost or the appraised value. In February 1999, the Company received an offer to buy the property for $1,100,000 and the asset was reduced at December 31, 1998 to reflect the offered price.

6.     Accounts  receivable:

     In June 1998, the Company entered into a revolving line of credit pledging the accounts receivable as collateral. This facility replaced the factoring agreement, which was in place from January 1996 through May 1998.

     In January, 1996, a subsidiary of the company entered into an Agreement with a factor whereby the Company can sell (with recourse) up to $2,500,000 of certain accounts receivable on a revolving basis. The agreement obligates the subsidiary to repurchase accounts receivable, which have defaulted. Upon the sale of the accounts receivable to the factor, the subsidiary receives proceeds of approximately 80% of such accounts receivables. The factor holds approximately 19% of the accounts receivable as a reserve. The reserves are maintained as a fixed percentage of the cumulative balance of sold and unpaid receivables. Reserves in excess of required balances are remitted to the subsidiary.

     As a result of the Kirkbride Center acquisition, this arrangement was expanded permitting the company to sell up to $5,000,000 of certain account receivables in its Westmeade Center at Warwick and Kirkbride operations.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996



6.     Accounts  receivable  (continued):

     As of December 31, 1998 and 1997, accounts receivable and allowance for doubtful accounts are as set forth below:

                                          December  31,
                                      ----------------------
                                         1998        1997
                                      ----------  ----------

  Total accounts receivable           $7,313,014  $4,863,653
  Accounts receivable sold to factor   1,134,111
                                      ----------
                                       7,313,014   3,729,542
  Allowance for doubtful accounts      1,724,826   1,154,069
                                      ----------  ----------

  Accounts receivable, net            $5,588,188  $2,575,473
                                      ==========  ==========

7.     Property,  plant  and  equipment:

     As of December 31, 1998 and 1997, property, plant and equipment consists of the following:

                                         December  31,
                                  --------------------------
                                      1998          1997
                                  ------------  ------------
  Land                            $ 1,637,329   $ 1,637,329
  Buildings                         4,864,635     4,864,635
  Building improvements             7,378,221     3,780,801
  Furniture and equipment           1,271,424     1,008,561
  Automobiles                          20,450        28,705
  Property held for licensing         200,000       200,000
  Furniture and equipment under
    capital lease                     235,307       235,307
                                  ------------  ------------
                                   15,607,366    11,755,338
  Less: Accumulated depreciation   (1,455,579)   (1,027,953)
                                  ------------  ------------
                                  $14,151,787   $10,727,385
                                  ============  ============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


8.     Income  taxes:

     At December 31, 1998, 1997 and 1996, the Company had net operating loss carryforwards available to reduce future federal taxable income of approximately $17,000,000, $13,000,000 and $8,000,000, respectively. The carryforwards expire through 2011.

9.     Bank  lines  of  credit:

     In May, 1996, the Company entered into a bank line of credit facility agreement for $1,100,000. The credit line facility bears interest at the bank's prime rate and is collateralized by marketable securities pledged by the officers. At December 31, 1998 and 1997, borrowings against the line of credit totaled the maximum outstanding during the year, $1,100,000.

     The Company has also borrowed $468,500 under its August 1996 line of credit facility agreement with another bank, which is collateralized by marketable securities, pledged by the Company's officers. Interest on outstanding balances accrues at the rate of prime plus 1.5%. At December 31, 1998 and 1997, borrowings against the line of credit totaled the maximum outstanding during the year, $468,500.

     A line of credit in the amount of $44,529 was issued to Lakewood Retreat Inc. (Lakewood), a wholly owned subsidiary of the Company, at an interest rate of 10.25%. At December 31, 1997, borrowings against the line of credit facility totaled $13,740. This loan was guaranteed by the officers.

     In May, 1998, the Company entered into a line of credit agreement with a financial corporation for $5,000,000. The credit line bears interest at the bank's prime rate. At December 31, 1998, borrowings against the line of credit totaled $2,740,203.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


10.     Long  term  debt:

                                                        1998       1997
                                                     ----------  --------
  Mortgage note payable:
    Payable in monthly installments of $3,500
    plus interest at the rate of 11% per annum.
    The mortgage is collateralized by assets of
    Lakewood which include real estate held for
    sale or development and property, plant and
    equipment having a net book value of
    $1,631,973.  The mortgage note payable was
    to mature on September 16, 1996 but was
    extended to December 17, 1996. The terms
    for the extension require the Company to
    reduce the principal $50,000 in September,
    October, and November of 1996 and to issue
    15,000 shares of its common stock to the
    mortgagee. Payment has not been made during
    1997. In 1997, the Company signed an agreement
    whereby the mortgagee can sell the property.     $  702,000  $702,000

  Mortgage note payable (continued):
    Interest is payable monthly at LIBOR plus
    6.5% per annum. The mortgage is
    collateralized by assets of CoreCare
    Behavioral Health Management, Inc.
    which includes property, plant, equipment,
    investments and all proceeds and products
    of the Company. The mortgage note matures
    on August 26, 1998 but may be extended
    to February 26, 1999 by exercising an option
    contained in the loan indenture. Upon the
    repayment of the note, the lender will
    charge additional interest as stated in the
    loan document. At December 31, 1997 the
    additional interest due was $1,098,252 and
    was recorded as accrued interest expense.
    (See Note 3 Acquisitions, Kirkbride)              6,440,000

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

10.     Long  term  debt  (continued):

                                                          1998        1997
                                                       -----------  ---------

    Interest is payable monthly at LIBOR plus
    6.5% per annum. The mortgage is collateralized
    by assets of CoreCare Behavioral Health
    Management, Inc. which includes property,
    plant, equipment, investments and all proceeds
    and products of the Company. The mortgage
    note matured on February 26, 1999, but the
    mortgagee extended the maturity to June 30, 1999.
    The mortgage holder has 600,000 shares of
    common stock of the Company in escrow as
    additional collateral which will be returned
    upon repayment of the mortgage debt.               $13,000,000

    In June 1996, through a refinance of the then
    existing debt, the Company obtained financing
    pursuant to a mortgage note payable to an
    independent finance company.  The mortgage
    note which bears interest at the average
    rate of 10.9% per annum matures on July 1,
    2001. The mortgage is being amortized over
    20 years with 59 monthly payments of $18,249
    and a final payment of $1,629,160.  The note
    is secured by the Warwick, Pennsylvania
    facility, is partially guaranteed by two officers
    and shareholders of CoreCare Systems, Inc.
    and a letter of credit for $175,000.                 1,706,745  1,737,181

    In February 1997, the Company obtained
    financing pursuant to a mortgage note
    payable to an independent finance company.
    The mortgage matures on June 27, 2001. The
    mortgage is being amortized over 20 years
    with 59 monthly payments of $5,140 and shall
    be paid without offset. The note bears interest
    at a rate of 10.94% per annum. The note is
    secured by the Warwick, Pennsylvania facility,
    is partially guaranteed by two officers and
    shareholders of CoreCare Systems, Inc.                 486,604    494,566

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

10.     Long  term  debt  (continued):


                                                     1998     1997
                                                    -------  -------
  Notes payable:
    The investor promissory note bears interest
    at the prime rate of interest per annum and
    is due on demand.  The note matures on
    October 1, 2019.  Subordinated Payment
    Bonds owned by two officers-shareholders
    of the Company are pledged as collateral.        50,000

    Convertible promissory notes bear interest
    at the rate of 10% per annum.  At the option
    of the note holder, these notes can be
    converted into common stock of the Company
    at a conversion price of $2.00 per share.        10,000   10,000

    Subordinate note bears interest at the rate
    of 12% per annum. The note requires interest
    payments quarterly and principal payments
    of $166,666 on December 31, 1998, 1999 and
    2000.  Associated with this note is a warrant
    to purchase 333,333 common shares at
    $1.50 per share until 2001.                     500,000  500,000

    Demand note payable bears interest at the
    lowest rate allowable under Section 7872
    of the Internal Revenue Code for work-in-
    process payments and the prime interest
    rate for accounts receivable.                   110,954  204,421

    Notes which bear interest at a rate of 3%
    per calendar quarter. The notes mature at
    various dates throughout 1998. The notes
    are secured by a personal guarantee of
    the Company's principal shareholders.           625,000

    Note which bears interest at a rate of 11%
    per annum. The principal amount together
    with all interest accrued through December
    1997 is due June 1998. This has been
    extended to December 31, 1999.                  300,000  530,000




                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

10.     Long  term  debt  (continued):


                                                     1998         1997
                                                  -----------  -----------

    The secured note bears interest at a rate of
    14% per annum and matures July 1998. The
    note is collateralized by equipment and
    accounts receivable. At the option of the
    note holder, the note was converted
    into common stock of the Company.                 300,000

    Notes which bear interest at annual
    interest rates from 9.75% to 11.75% per
    annum. The notes matured during 1998.             117,147

    Investor notes bearing interest from
    6% to 12% per annum and maturing
    at various dates through 2000.                    150,900      535,908

    Note payable bearing interest at the rate
    of 8% per annum due upon the successful
    filing of a Regulation S Underwriting.            250,000      150,000

    Demand note payable for the acquisition of
    Preferred Medical Services, Inc. bearing
    interest of 5.54%.                                 81,092
                                                  -----------
                                                   17,298,295   12,396,223
    Less amount due in one year                    15,199,388   10,203,425
                                                  -----------  -----------
                                                  $ 2,098,907  $ 2,192,798
                                                  ===========  ===========


     The  amounts  of  principal  repayments  are  as  follows:

1999         $15,199,388
2000              47,749
2001           1,646,001
2002             405,157
             -----------

              17,298,295
             ===========

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


11.  Commitments  and  contingencies:

     Operating  leases:

          Facility  leases:

     Fitness  center:

     The Company leases its fitness center under a noncancellable operating lease expiring in August 1997. The facility has a month to month understanding given the Company's interest in moving to a new location. Monthly lease payments are $13,000. Under the terms of the lease, the Company is responsible for substantially all operating costs.

     Acquisition  of  ZA  Consulting/Management,  Inc.  Lease:

     On June 30, 1997, the Company (CMI) acquired ZA Consulting/Management, Inc. and assumed its office lease. The initial lease agreement was made on January 8, 1993 and was amended on February 1, 1995 and December 4, 1997. The lease has a termination date of July 31, 2000 with a one-time extension renewal option for an additional three years. Monthly rental payments are $7,152. Rent expense from the date of acquisition through December 31, 1997 was $42,912. Rent expense for 1998 was $85,822.

     Closure  of  Wyndmoor,  Pennsylvania  Facility:

     In December 1996, the Company ceased operations at its Wyndmoor, Pennsylvania facility. The facility was leased through December 31, 1998 for $15,000 per month until it was modified. Rent expense under this lease was $75,000 for the year ended December 31, 1997.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


11.     Commitments  and  contingencies  (continued):

     The Company and the lessor agreed to terminate the lease on August 12, 1997. In consideration of the lessor allowing the Company to terminate the lease agreement and in settlement for all amounts due and outstanding or owed in the future under the lease, the Company shall pay the lessor a termination settlement fee of $202,000. The Company and the lessor agreed that the Company shall pay the termination fee to the lessor in monthly payments due the first Thursday of each month. The Company made payments totaling $51,190 in 1997. Starting on April 2, 1998 and for an additional 47 months, a monthly payment of $3,000 will be made to the lessor. The balance due at December 31, 1998 and 1997 is $132,032.

     The termination agreement payments were discounted at 10%. The Company accrued as an expense the present value of the future payments for the year ended December 31, 1996.

     In addition to the lease termination fee, the Company accrued $20,000 for costs associated with the closing of the facility.

     In September, 1997, the Company transferred the Wyndmoor license to its Kirkbride facility.

     Equipment  lease:

     In January, 1998 the Company entered into equipment leases whereby it pays the lessor $8,096 per month for sixty months.

     The minimum annual operating lease payments for the facilities and equipment are as follows:

      Facilities   Equipment
      -----------  ----------
1999  $    85,040  $   97,152
2000       50,064      97,152
2001                   97,152
2002                   97,152


     Litigation:

     In the ordinary course of business, the Company and its subsidiaries are involved in and subject to claims, contractual disputes and other uncertainties. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

12.     Description  of  securities:

     Authorized  shares:

     The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Preferred Stock, as to which the Board has the power to designate the rights, terms, preferences, etc. Of the initially undesignated Preferred Stock 10,000 shares have been designated as Series A Preferred Stock. 25,000 shares have been designated as Series C Convertible Preferred Stock, 15,000 shares have been designated as
Series D Preferred Stock, 13,250 shares have been designated as Series E Convertible Preferred Stock, and 6,000 shares have been designated as Series F
Convertible  Preferred  Stock.

     Common  stock:

     The Company is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. As of December 31, 1998 and 1997, 15,949,128 and 12,693,528 shares were issued and outstanding, respectively. Holders of Common Stock are entitled to one vote for each share of Common Stock owned of record on all matters to be voted on by stockholders, including the election of directors. The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefor.

     The rights of holders of Common Stock to receive dividends are subject to the dividend rights of the holders of Preferred Stock, as described below. Similarly, the rights of holders of Common Stock, upon liquidation or dissolution of the Company, are subject to the preferences afforded to holders of the Company's Preferred Stock.

     The Common Stock has no preemptive or other subscription rights, no cumulative voting rights, and there are no conversion rights or redemption provisions. All outstanding shares of Common Stock are validly issued, fully paid, and nonassessable.

     Preferred  stock:

     Holders of Preferred Stock vote as a class with holders of Common Stock, except that without the vote or consent of the holder of at least 67% of each respective series of the Preferred Stock then outstanding, the Company may not
(i) create or issue any class or series of capital stock ranking, either as to payment of dividends, distribution of assets or redemptions, prior to such series of Preferred Stock, (ii) alter or change the designations, powers, preferences, or rights, or the qualifications, limitations or restrictions of such series of Preferred Stock.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


12.     Description  of  securities  (continued):

     Holders of Series C, D, E and F Preferred Stock are entitled to vote in the election of directors and on all other matters submitted to stockholders for their approval or consent. None of the Preferred Stock has any cumulative voting rights. The number of votes is equal to the number of shares of Common Stock into which their Preferred Stock is convertible at the time of the meeting at which the vote is cast or, in the case of an action of stockholders taken without a formal meeting, on the date of such action, except that each Preferred A and D shares, which have no conversion rights, are entitled to 65 and 50 votes, respectively, per share.

     Series  A  Preferred  Stock:

     The Company has authorized 10,000 shares of Series A Preferred Stock, $.001 par value per share, of which 6,000 shares are issued and outstanding as of December 31, 1998 and 1997. The Company's Series A Preferred Stock has a
liquidation value of $100.00 per share ($600,000 in the aggregate) in liquidation of the Company; a preference over Common Stock to the extent of its liquidation value; and is entitled to annual dividends in the amount of $4.00 per share (i.e., an annual rate of four (4%) percent) payable semi-annually in arrears unless and until a "Dividend Reset Event" occurs. No dividends have ever been declared. After a Dividend Reset Event, the annual dividend rate on Series A Preferred will be increased from four (4%) percent to a rate equal to the "prime rate" as published in the Wall Street Journal as of the last business day
                                 -------------------
preceding the Dividend Reset Event plus six (6%) percent. The Series A Preferred is redeemable by the Company, at liquidation value, in whole or in part, at any time after a Dividend Reset Event, upon not less than thirty (30) days written notice.

     The term "Dividend Reset Event" is defined to mean either (a) a public offering of equity securities by the Company or any corporation which owns 50% or more of all classes of the Company's common stock then outstanding (hereinafter, a "Parent of the Company") which results in the Company's receipt (or receipt by the Parent of the Company) of not less than $5,000,000 net of offering underwriting discounts and commissions, or (b) either the Company and/or the Parent of the Company, on a consolidated basis, having as of any fiscal year-end stockholders' equity of $12,000,000 or more.

     The Company has the right to redeem the Series A Preferred Stock after the Dividend Reset Date and upon not less than 30 days notice at $100.00 per share plus accrued dividends.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


12.     Description  of  securities  (continued):

     Series  B  Convertible  Preferred  Stock:

     The Company has authorized 7,000 shares of Series B Convertible Preferred Stock. All previously outstanding shares of Series B Preferred were converted on June 30, 1996. There were no shares of Series B Preferred outstanding as of December 31, 1998 and 1997.

     Holders of Series B Preferred are entitled to receive annual dividends equal to the dividends payable on Series A Preferred Stock, no dividend has ever been declared, and to convert shares of Series B Preferred into Common Stock on the basis of 92 shares of Common Stock per share of Series B Preferred Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series B Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company.

     The Company has the right to redeem the Series B Shares at $100 per share plus accrued dividends upon not less than thirty-(30) days written notice.

     Series  C  Convertible  Preferred  Stock:

     The Company has authorized 25,000 shares of Series C Convertible Preferred Stock, of which 8,147.3 shares are issued and outstanding as of December 31, 1998 and 1997. Holders of shares of Series C Convertible Preferred Stock (the "Series C Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually. No dividends have ever been declared.

     Each share of Series C Preferred are convertible at the option of its holder into 66.67 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series C Preferred Stock has a liquidation value of $100.00 per share plus accrued dividends in liquidation of the Company; and is superior in rank to all other stock of the Company except for Preferred Series E which shares the same rank.

     The Company has the right to redeem the Series C Shares at $100 per share plus accrued dividends upon not less than thirty (30) days written notice.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


12.     Description  of  securities  (continued):

     Series  D  Preferred  Stock:

     The Company's Board of Directors has designated 15,000 shares of its Preferred Stock as Series D Preferred Stock, of which no shares are issued and outstanding as of December 31, 1998 and 1997. Holders of shares of Series D Preferred Stock (the "Series D Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually. Series D Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company and is equal in rank to the Series A Preferred.

     The Company has the right to redeem the Series D Shares at $100.00 per share plus accrued dividends upon not less than thirty (30) days written notice.

     Series  E  Convertible  Preferred  Stock:

     The Company's Board of Directors has designated 13,250 shares of its preferred Stock as Series E Preferred Stock, of which 9,934 shares were issued and outstanding as of December 31, 1997. On December 31, 1998, the 9,934 shares of outstanding Series E Preferred Stock was converted into 1,192,046 shares of common stock. Holders of shares of Series E Preferred Stock (the "Series E Preferred") are entitled to annual dividends of $6.00 per share payable semi-annually. No dividends have ever been declared.

     Prior to the Series E Redemption Date, each share of Series E Preferred is convertible at the option of its holder into 100 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series E Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company, and is superior in rank to all stock of the Company except for Series C that shares the same rank.

     After October 26, 2000, the Company has the right to redeem the Series E shares upon not less than 30 days written notice at $100.00 per share plus accrued dividends. On or after October 26, 2005, holders of Series E Shares have the right to require the Company to redeem shares not previously converted or redeemed. No dividends have ever been declared.

     Series  F  Convertible  Preferred  Stock:

     The Company's Board of Directors has designated 6,000 shares of its Preferred Stock as Series F Convertible Preferred Stock, of which 2,870.6 shares are issued and outstanding as of December 31, 1998 and 1997. Holders of shares of Series F Convertible Preferred Stock (the "Series F Preferred) are entitled to annual dividends of $6.00 per share, payable semi-annually. No dividends have ever been declared.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


12.     Description  of  securities  (continued):

     Each share of Series F Preferred is convertible at the option of its holder into 50.00 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series F Preferred has a liquidation value of $100.00 per share in liquidation of the Company, and is equal in rank to Series A Preferred.

     The Company has the right to redeem the Series F Shares upon not less than thirty (30) days written notice at $100.00 per share plus accrued dividends.

     Stock  options:

     At December 31, 1998 and 1997, there were 1,241,105 and 1,204,445 options outstanding, respectively. The average exercise price of $1.08 was above the average market price of $1.00. The options expire at various dates from July 6, 2001 through January 30, 2003.

     Stock  warrants:

     At December 31, 1998 and 1997, there were 4,845,693 and 2,526,793 warrants outstanding, respectively. The average exercise price of $1.82 was above the average market price of $1.00. During 1997, 50,000 warrants expired. During 1998, 500,000 warrants were converted to a note payable for $500,000. The outstanding warrants at September 30, 1998 expire December 31, 2000 through December 31, 2004.

13.     Obligations  under  capital  leases:

     The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payment or the fair value of the assets. The assets are amortized over their estimated productive lives. Amortization of the assets under capital leases are included in depreciation and amortization expense for the years ended December 31, 1998 and 1997. Lease payments vary according to the aggregate assets under lease and are payable in monthly installments ($6,600 at December 31, 1997) including interest imputed at the approximate rate of 10%. The Company assumed current capitalized lease obligations approximately $50,000 when it acquired the management service company.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


13.     Obligations  under  capital  leases  (continued:

     As of December 31, 1997, minimum future lease payments under these capital lease obligations are as follows:

                                                  1997
                                                 -------
    Year ending December 31, 1997                $79,736
                                                 -------
    Total minimum lease payments                  79,736
    Less amount representing interest              7,973
                                                 -------

    Present value of net minimum lease payments  $71,763
                                                 =======

    Current portion                              $71,763
                                                 =======


14.     Net  patient  service  revenue:

     The Company books revenue at a set charge rate. The Company has contracts with its payors. The contracts have an agreed upon per diem rate. The difference between the contractual rate and the gross charges is recorded as contractual allowance.

     Net patient service revenue for the years ended December 31, 1998 and 1997, consists of the following:

                                    1998         1997         1996
                                 -----------  -----------  ----------
    Patient service revenue      $54,441,933  $19,799,545  $9,223,976
    Contractual adjustments       36,316,323   12,128,711   3,482,082
                                 -----------  -----------  ----------

    Net patient service revenue  $18,125,610  $ 7,670,834  $5,741,894
                                 ===========  ===========  ==========

15.     Subsidiary  companies'  financial  information:

     In 1998 and 1997, the Company has two subsidiaries which account for more than twenty percent of revenue and/or assets, Westmeade Healthcare, Inc. and CoreCare Behavioral Health Management, Inc. In 1996, Westmeade Healthcare, Inc. accounted for more than twenty percent of the revenue and assets.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


15.     Subsidiary  companies'  financial  information  (continued)



     As of December 31, 1998 and 1997, highlights of subsidiary financial information is summarized below.

                           WESTMEADE HEALTHCARE, INC.
                            (WHOLLY OWNED SUBSIDIARY)
                       BALANCE SHEET FINANCIAL HIGHLIGHTS


                                           1998        1997
                                        ----------  ----------
    Current assets                      $2,513,979  $2,222,422
    Property, plant and equipment
     (net of accumulated depreciation)   1,453,742   1,487,889
    Other assets                           334,859     325,794
                                        ----------  ----------

      Total assets                      $4,302,580  $4,036,105
                                        ==========  ==========

    Current liabilities                 $  685,285  $  423,922
    Long term liabilities                2,187,518   2,231,746
    Shareholder Equity                   1,429,777   1,380,437
                                        ----------  ----------

                                        $4,302,580  $4,036,105
                                        ==========  ==========


                           WESTMEADE HEALTHCARE, INC.
                            (WHOLLY OWNED SUBSIDIARY)
                       STATEMENTS OF OPERATING HIGHLIGHTS


                                      1998        1997         1996
                                   ----------  -----------  ----------

    Patient service revenue        $2,918,219  $1,865,388   $4,296,398
    Direct operating costs          1,023,776   1,250,481    1,907,438
                                   ----------  -----------  ----------
    Gross profit                    1,894,443     614,907    2,388,960
    Operating expenses              1,616,362     491,028    1,447,706
    Other non-operating expenses      228,743     309,817      289,397
                                   ----------  -----------  ----------

  Net income (loss)                $   49,338  $ (185,938)  $  651,857
                                   ==========  ===========  ==========

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


15.     Subsidiary  companies'  financial  information  (continued):

                             WESTMEADE HEALTHCARE, INC.
                              (WHOLLY OWNED SUBSIDIARY)
                         STATEMENTS OF CASH FLOWS HIGHLIGHTS


                                                   1998        1997         1996
                                                ----------  ----------  ------------

    Net income (loss)                           $  49,338   $(185,938)  $   651,857
    Net cash provided by (used in)
     operating activities                          (5,110)    475,862    (1,406,473)
    Net cash provided by investing activities
    Net cash used by financing activities         (44,228)   (478,019)      838,128
                                                ----------  ----------  ------------
    Net decrease in cash                                     (188,095)       83,512
    Cash, beginning                                           188,095       104,583
                                                ----------  ----------

    Cash, ending                                $     -0-   $     -0-   $   188,095
                                                ==========  ==========  ============


                      CORECARE BEHAVIORAL HEALTH MANAGEMENT
                            (WHOLLY OWNED SUBSIDIARY)
                       BALANCE SHEET FINANCIAL HIGHLIGHTS


                                                  1998          1997
                                              ------------  ------------

    Current assets                            $ 5,425,640   $ 2,038,329
    Property, plant and equipment, net         12,082,111     8,128,257
    Other assets                                  683,823       161,460
                                              ------------  ------------

    Total assets                              $18,191,574   $10,328,046
                                              ============  ============

    Current liabilities                       $20,433,432   $ 3,767,003
    Long term liabilities                                     7,538,252
    Shareholders equity                        (2,241,858)     (977,209)
                                              ------------  ------------

    Total liabilities and shareholder equity  $18,191,574   $10,328,046
                                              ============  ============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


15.     Subsidiary  companies'  financial  information  (continued):

                      CORECARE BEHAVIORAL HEALTH MANAGEMENT
                            (WHOLLY OWNED SUBSIDIARY)
                       STATEMENTS OF OPERATING HIGHLIGHTS


                                      1998          1997        1996
                                  ------------  ------------  --------

    Patient service revenue       $14,887,257   $ 6,129,271   $717,423
    Rental income                   1,078,016       512,861
    Direct operating costs          7,405,908     3,101,652
                                  ------------  ------------  --------
    Gross profit                    8,559,365     3,540,480    717,423
    Operating expense               7,599,966     3,341,828    598,848
    Other non-operating expense     2,342,509     1,371,716
                                  ------------  ------------  --------

    Net income (loss)             $(1,383,110)  $(1,173,064)  $118,575
                                  ============  ============  ========


                       CORECARE BEHAVIORAL HEALTH MANAGEMENT
                             (WHOLLY OWNED SUBSIDIARY)
                        STATEMENTS OF CASH FLOWS HIGHLIGHTS


                                                1998          1997         1996
                                            ------------  ------------  ----------
    Net income (loss)                       $(1,383,110)  $(1,173,064)  $ 118,575

    Net cash provided by (used in)
     operating activities                       493,745    (9,375,075)   (118,323)

    Net cash used in investing activities    (4,317,972)

    Net cash provided by financing            4,799,651    11,070,815
                                            ------------  ------------  ----------

    Net increase (decrease) in cash            (407,686)      522,676         252
    Cash, beginning                             522,928           252
                                            ------------  ------------  ----------

    Cash, ending                            $   115,242   $   522,928   $     252
                                            ============  ============  ==========

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


16.     Restatement

          Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1997, it was determined that the reported 1997 results were overstated. Upon examination, it was determined that certain revenue was improperly recorded. The Company's two subsidiaries, CoreCare Behavioral Health Management and Westmeade Healthcare, Inc. over accrued the amounts due from their third party provider, Community Behavioral Health. The over accrual resulted from miscalculation of the allowable per diem charges for in-patient services.

          As a result of the miscalculation of the allowable per diem charges for in-patient service, management projected that the Company would be profitable in 1998 and, in accordance with SFAS 109, record a deferred tax benefit. Had the correct per diem charges been used in the projection for 1998 operations, the deferred tax benefit would not have been recognized. As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 1997 present the restated results.

          A  summary  of  the  effects  of  the  restatement  follows:

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


16.     Restatement  (continued):

                                    ASSETS


                                                   December  31,  1997
                                              ----------------------------
                                              As Previously
                                                 Reported     As Restated
                                              --------------  ------------

Current assets:
  Cash                                        $      304,267  $    304,267
  Accounts receivable, net                         4,955,473     2,575,473
  Prepaid and other current assets                   212,367       212,367
  Deferred income taxes                            1,555,000
                                              --------------  ------------
    Total current assets                           7,027,107     3,092,107
                                              --------------  ------------

Contract rights, net of accumulated
 amortization of $1,023,619 in 1998
 and $531,011 in 1997                                548,663       548,663
                                              --------------  ------------

Real estate and other assets held for sale         1,513,723     1,513,723
                                              --------------  ------------

Property, plant and equipment net                 10,727,385    10,727,385
                                              --------------  ------------

Other assets:
  Goodwill, net of accumulated amortization
   of $496,924 in 1998 and 257,598 in 1997         1,801,155     1,801,155
  Deferred finance costs, net of accumulated
   amortization of $1,759,635 in 1998 and
   $241,648 in 1997                                  305,354       305,354
  Security deposits                                  108,468       108,468
  Restricted cash                                    197,394       197,394
  Deferred income taxes                            2,228,732
  Other                                              247,232       247,232
                                              --------------  ------------
                                                   4,888,335     2,659,603
                                              --------------  ------------

                                              $   24,705,213  $ 18,541,481
                                              ==============  ============

                               CORECARE SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1998, 1997 AND 1996


16.     Restatement  (continued):

                       LIABILITIES  AND  SHAREHOLDERS'  EQUITY

                                                December  31,  1997
                                           ------------------------------
                                            As Previously
                                              Reported       As Restated
                                           ---------------  -------------
Current liabilities:
  Line of credit                           $    1,582,240   $  1,582,240
  Current portion of:
    Long-term debt                             10,203,425     10,203,425
    Lease termination fee payable                  38,565         38,565
    Obligations under capital lease                71,763         71,763
  Accounts payable                              2,275,442      2,275,442
  Advances, officers-shareholders               1,013,428      1,013,428
  Accrued expenses                              2,091,675      2,091,675
  Payroll and payroll taxes payable             1,688,105      1,688,105
                                           ---------------  -------------
    Total current liabilities                  18,964,643     18,964,643
                                           ---------------  -------------

Long term liabilities:
  Notes payable                                 2,192,798      2,192,798
  Lease termination fee payable                    93,467         93,467
                                           ---------------  -------------
                                                2,286,265      2,286,265
                                           ---------------  -------------
Commitments and contingencies

Company obligated mandatorily redeemable
  Series E convertible preferred stock
  (redemption value $943,400 in 19987 and
  1997)                                         1,293,271      1,293,271
                                           ---------------  -------------

Shareholders' equity (deficiency):
  Preferred stock                                      26             26
  Common stock                                     12,694         12,694
  Additional paid in capital                    9,357,714      9,357,714
  Accumulated deficit                          (7,209,400)   (13,373,132)
                                           ---------------  -------------
                                                2,161,034     (4,002,698)
                                           ---------------  -------------

                                           $   24,705,213   $ 18,541,481
                                           ===============  =============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

                                                   December  31,  1997
                                              ------------------------------
                                               As Previously
                                                 Reported       As Restated
                                              ---------------  -------------

Revenue:
  Patient services, net                       $   10,050,834   $  7,670,834
  Management services                              1,760,075      1,760,075
  Health and fitness center                          521,414        521,414
  Rental income                                      512 861        512,861
                                              ---------------  -------------
                                                  12,845,184     10,465,184
                                              ---------------  -------------
Direct costs:
  Patient services                                 4,753,042      4,753,042
  Management services                                254,269        254,269
  Health and fitness center                          304,055        304,055
                                              ---------------  -------------
                                                   5,311,366      5,311,366
                                              ---------------  -------------

Gross profit                                       7,533,818      5,153,818
                                              ---------------  -------------

Operating expenses:
  Salaries and employee benefits                   2,716,304      2,716,304
  Selling and administrative                       3,730,504      3,730,504
  Amortization                                       677,067        677,067
  Depreciation                                       279,546        279,546
  Provision for bad debts                            590,656        590,656
  Impaired asset write down
    Total operating expenses                       7,994,077      7,994,077
                                              ---------------  -------------

Income (loss) from operations                       (460,259)    (2,840,259)
                                              ---------------  -------------

Non-operating expenses:
  Interest expense                                 1,844,284      1,844,284
  Factor fees                                        281,533        281,533
                                              ---------------  -------------
                                                   2,125,817      2,125,817
                                              ---------------  -------------

Net income (loss) before income tax benefit       (2,586,076)    (4,966,076)

Income tax (benefit) expense                       3,783,732
                                              ---------------  -------------

Net income (loss)                             $    1,197,656   $ (4,966,076)
                                              ===============  =============

Basic net income (loss) per share             $          .11   $       (.44)
                                              ===============  =============

Diluted net income (loss) per share           $          .08   $       (.44)
                                              ===============  =============

Weighted average number of
 common shares outstanding                        11,326,617     11,326,617
                                              ===============  =============