Form 10QSB/A
period 1998-09-30
CORE CARE SYSTEMS INC
filed 1999-04-22
CIK 1067937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A

(Mark  One)

  X     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
        ACT  OF  1934

                              For the quarterly period ended  September 30, 1998
                                                             -------------------

_____     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE EXCHANGE ACT

               For  the  transition  period  from  ________  to  ________

                        COMMISSION FILE NUMBER:000-24807

                             CORECARE SYSTEMS, INC.
                             ----------------------
           (Name of small business issuer as specified in its charter)

                 Delaware                                23-2840367
            -------------------                        --------------
       (State  of  jurisdiction  of                  (I.R.S.  Employer
     incorporation  or  organization)               Identification  No.)

           c/o Kirkbride Center, 111 North 49th St., Phila., PA 19139
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 471-2600
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                                           ---

           As of April 15, 1999 the issuer had issued and outstanding
               15,949,128 shares, $.001 par value, of Common Stock

                               CARE SYSTEMS, INC.
                                  FORM 10-QSB/A

                                TABLE OF CONTENTS
                                -----------------




PART I - FINANCIAL INFORMATION
                                                              PAGE
Item 1:  Financial Statements                                     2
Item 2:  Management's Discussion
         and Analysis of Financial Condition
         and Results of Operations                              2-7
Item 3:  Quantitative and Qualitative
         Disclosures About Market Risk                            8



PART II - OTHER INFORMATION
                                                              PAGE

Item 1:  Legal Proceedings                                      8-9
Item 2:  Changes in Securities and Use of Proceeds             9-11
Item 3:  Default and Senior Securities                           11
Item 4:  Submission of Matters to a Vote of Security Holders     11
Item 5:  Other Information                                    11-12
Item 6:  Exhibits and Reports on Form 8-K                        12



                     INDEX TO FINANCIAL STATEMENTS
         ---------------------------------------------------

RESTATED Consolidated Balance Sheet
         Nine months ended
         September 30, 1998 and
         Fiscal Year Ended
         December 31, 1997                                       14

RESTATED Consolidated Statement of Operations
         Nine months ended
         September 30, 1998 and 1997                             15

RESTATED Consolidated Statement of operations
         Quarter ended
         September 30, 1998 and 1997                             16

ITEM  1.     FINANCIAL  STATEMENTS

     The financial statements can be found at the end of this report beginning on pages 14 through 17.


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


                                 1997 PREVIOUSLY    1997 RESTATED       1998
                                     STATED          (ESTIMATED)    (ESTIMATED)
                                -----------------  ---------------  ------------

Net Revenues                    $     12,854,184   $   10,465,000   $21,617,000

Income (Loss) from Operations   $       (460,259)  $   (2,840,000)  $(2,730,000)

Net Income (Loss)               $      1,197,656   $   (4,966,000)  $(4,590,000)


     A  summary  of  the  effects of the restatement are shown on pages 6 and 7.


RESULTS  OF  OPERATIONS:

          Revenue  - Revenue in the nine month period ending September 30, 1998,
          -------
was $15,606,009, representing an increase of approximately 100% over total income in the comparable 1997 period. The material increase in total income in the first nine months of 1998, compared with the prior year period, is attributable to a number of factors, including the following:

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


          Direct  Costs  -  Direct  costs  include  costs principally related to
          -------------
patient care such as costs of nursing, physicians, technicians, pharmacy, dietary, laboratory, housekeeping and supplies. The ratio of direct costs to revenue was 46% in 1998 versus 61% in 1997. The improvement in gross profit was due to the stabilization of operations compared to the less efficient utilization of resources following the acquisition of the Kirkbride Center.

     Operating,  selling,  general  and  administrative  expenses  -  Operating
     ------------------------------------------------------------
expenses increased by approximately $5,050,000 from $5,256,924 in 1997 to $10,307,214. The increase was due to increases of $1,727,627 in salaries, $1,013,990 in selling and administrative expenses, $1,250,564 in amortization expense, and $982,607 in bad debt expense. Salaries and employee benefits expense increased as a result of the Company's decision to manage and operate the Kirkbride Center in 1998 as compared to under a third party management contract during a portion of the same period in 1997.

     Amortization expense increased due to the capitalized finance costs associated with the WRH Mortgage on the Kirkbride Center being amortized over the one year term of the financing.

     Operating expenses as a percentage of revenue improved slightly in 1998 at 66.1% versus 67.0% in 1997. When depreciation and amortization are excluded from operating expenses the ratio of the remaining expenses to revenue is 52.7% in 1998 compared to 57.3% in 1997.

     Earnings Before Interest Taxes Depreciation and Amortization {EBITDA} improved by $1,615,974 from ($1,412,788) in 1997 to $203,186 in 1998.

                              CALCULATION OF EBITDA
                             Corecare Systems, Inc.
                        For the Years ended September 30


                             1998          1997
                          -----------  ------------

Revenue                   $15,606,009  $ 7,848,828

Direct Costs              $ 7,179,165  $ 4,762,235

Gross Profit              $ 8,426,844  $ 3,086,653

Operating Expenses
Salaries & Employee Ben.  $ 2,562,453  $   834,830
Selling & Admin. Exp.     $ 4,278,263  $ 3,264,273
Provision for Bad Debts   $ 1,382,942  $   400,338
------------------------  -----------  ------------
Sub-Total                 $ 8,223,658  $ 4,499,441

EBITDA                    $   203,186  $(1,412,788)


OTHER  EXPENSES:

     Interest expense declined by $254,989 from $1,582,596 in 1997 to $1,327,607 for the first nine months in 1998 primarily due to lower interest costs of the WRH Mortgage compared to the bridge loan it replaced, and to a lesser extent interest costs that were capitalized on vacant space at the Kirkbride Center that had not been placed into service.

          The Impaired Asset Write Down Expense of $369,380 is attributable to the Lakewood property. The property is under a letter of intent for sale and its net book value was reduced to reflect its value under the contemplated sale.

     Net loss for the nine months ended September 30, 1998 was ($3,577,357) compared to the loss of ($3,752,867) for the same period in 1997.


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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  AND  MARKET  RISK

     Not  Applicable



                           PART II - OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS


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


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

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

ACQUISITION  OF  ASSETS  OF  PREFERRED  MEDICAL  SERVICES,  INC.
----------------------------------------------------------------
     On April 15, 1998, the Company acquired certain assets and scheduled liabilities of Preferred Medical Services, Inc. ("Preferred,") a billing and practice management business. Pursuant to the terms of the Assets Acquisition Agreement, the Company issued on May 4, 1998 a total of 250,000 shares of Common Stock to stockholders of Preferred. The transaction was exempt from securities registration, as the principals were experienced and knowledgeable in the industry. In issuing the shares to the two shareholders of Preferred Medical, the Company relied on the exemption from registration under Section 4(2) of the

Securities Act. The Company relied on 4(2) because there were only two offerees, both of whom were knowledgeable in the Company's industry, and, the Company believes, in financial matters generally; the transaction was a negotiated sale of a business in which the Company believed the two shareholders were advised by counsel; and the shares issued were "restricted securities" and had transfer restrictions placed on them which are customary for restricted securities.

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



ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

          None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.



ITEM  5.     OTHER  INFORMATION

In October, 1998 the company announced a relationship with the Temple University Behavioral Network to integrate the Kirkbride continuum of care with services provided by the Temple University Behavioral Health Network (TUHS) to increase the services to TUHS' patient population. The scope of the affiliation includes medical education and cooperation in the area of conducting clinical trials on new pharmaceutical products.

Also, in October Quantum Clinical Services Group, a wholly owned subsidiary of Corecare Systems, Inc., began generating revenues from previously announced contracts to conduct clinical trials at the Kirkbride Center on new drug products sponsored by pharmaceutical companies. The company initiated two additional clinical trial contracts in the fourth quarter.

The company has applied for the necessary approvals to increase the number of beds for its drug and alcohol rehabilitation program from 43 to 63. The company expects to receive the approvals in January 1999. The drug and alcohol rehabilitation program has been operating at or close to capacity shortly after its inception.



ITEM  6.     EXHIBITS  AND  REPORTS

          (a)     Exhibits.
                  --------

                  SEC
Exhibit           Reference
  No.             No.
-----             ---

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


Date:  April  15,  1999
     ------------------


                                   CORECARE  SYSTEMS,  INC.



BY:_____________________________
       ROSE  S.  DIOTTAVIO,  PRESIDENT

CORECARE  SYSTEMS,  INC.
BALANCE  SHEET
                                                   SEPTEMBER  30,  1998         DECEMBER  31,  1997
                                              ----------------------------  ----------------------------
                                              AS PREVIOUSLY     RESTATED    AS PREVIOUSLY     RESTATED
                                                 REPORTED       REPORTED

 CURRENT ASSETS
   CASH                                                                           304,267       304,267
   ACCOUNTS RECEIVABLE, NET                       9,636,831     5,210,277       4,955,473     2,575,473
   PREPAID AND OTHER ASSETS                       1,674,388       119,388       1,767,367       212,367
                                              --------------  ------------  --------------  ------------
      TOTAL CURRENT ASSETS                       11,311,219     5,329,665       7,027,107     3,092,107
                                              --------------  ------------  --------------  ------------

 CONTRACT RIGHTS                                    415,111       415,111         548,663       548,663
                                              --------------  ------------  --------------  ------------

 REAL ESTATE AND OTHER ASSETS HELD FOR SALE               -     1,365,894       1,513,723     1,513,723
                                              --------------  ------------  --------------  ------------

 PROPERTY, PLANT, AND EQUIPMENT, NET             15,296,529    13,782,806      10,727,385    10,727,385
                                              --------------  ------------  --------------  ------------

 OTHER ASSETS:
   GOODWILL, NET                                  1,603,513     1,603,513       1,801,155     1,801,155
   DEFERRED FINANCE COSTS, NET                    2,190,392       760,799         305,354       305,354
   SECURITY DEPOSITS                                109,334       109,334         108,468       108,468
   RESTRICTED CASH                                   13,644        13,644         197,394       197,394
   OTHER                                          3,096,505       867,773       2,475,964       247,232
                                              --------------  ------------  --------------  ------------
                                                  7,013,388     3,355,063       4,888,335     2,659,603
                                              --------------  ------------  --------------  ------------

 TOTAL ASSETS                                    34,036,247    24,248,539      24,705,213    18,541,481
                                              ==============  ============  ==============  ============


 LIABILITIES AND SHAREHOLDERS'S EQUITY

 CURRENT LIABILITIES:
   LINE OF CREDIT                                 4,047,310     4,047,310       1,582,240     1,582,240
   CURRENT PORTION OF:                                                                  -             -
       LONG-TERM DEBT                            15,178,279    15,139,714      10,203,425    10,203,425
       LEASE TERMINATION FEE PAYABLE                 48,810        72,492          38,565        38,565
       OBLIGATIONS UNDER CAPITAL LEASE                    -             -          71,763        71,763
   ACCOUNTS PAYABLE                               3,816,693     3,816,693       2,275,442     2,275,442
   ADVANCES, OFFICERS-SHAREHOLDERS                  913,172       913,172       1,013,428     1,013,428
   ACCRUED EXPENSES                               1,200,788       681,296       2,091,675     2,091,675
   PAYROLL AND PAYROLL TAXES PAYABLE              1,813,004     2,332,496       1,688,105     1,688,105
   DUE TO MEDICARE                                        -       600,000
                                              --------------  ------------  --------------  ------------
        TOTAL CURRENT LIABILITIES                27,018,056    27,603,173      18,964,643    18,964,643
                                              --------------  ------------  --------------  ------------

 LONG TERM DEBT
   NOTES PAYABLE                                  2,206,460     2,206,460       2,192,798     2,192,798
   LEASE TERMINATION FEE PAYABLE                                                   93,467        93,467
                                              --------------  ------------  --------------  ------------
                                                  2,206,460     2,206,460       2,286,265     2,286,265
                                              --------------  ------------  --------------  ------------
 COMMITMENTS AND CONTINGENCIES

 COMPANY OBLIGATED MANDATORILY REDEEMABLE
      SERIES E CONVERTIBLE PREFERRED STOCK                -     1,293,271       1,293,271     1,293,271
                                              --------------  ------------  --------------  ------------

 SHAREHOLDERS EQUITY (DEFICIENCY)
   PREFERRED STOCK                                       36            26              26            26
   COMMON STOCK                                      13,846        13,846          12,694        12,694
   ADDITIONAL PAID IN CAPITAL                    11,276,426    10,082,252       9,357,714     9,357,714
   ACCUMULATED DEFICIT                           (6,478,577)  (16,950,489)     (7,209,400)  (13,373,132)
                                              --------------  ------------  --------------  ------------
                                                  4,811,731    (6,854,365)      2,161,034    (4,002,698)
                                              --------------  ------------  --------------  ------------

                                                 34,036,247    24,248,539      24,705,213    18,541,481
                                              ==============  ============  ==============  ============

 CORECARE  SYSTEMS,  INC.
 BALANCE  SHEET


                                                 09/30/98      12/31/97
                                                 RESTATED      RESTATED
 CURRENT ASSETS
   CASH                                                         304,267
   ACCOUNTS RECEIVABLE, NET                     5,210,277     2,575,473
   PREPAID AND OTHER ASSETS                       119,388       212,367
                                              ------------  ------------
      TOTAL CURRENT ASSETS                      5,329,665     3,092,107
                                              ------------  ------------

 CONTRACT RIGHTS                                  415,111       548,663
                                              ------------  ------------

 REAL ESTATE AND OTHER ASSETS HELD FOR SALE     1,365,894     1,513,723
                                              ------------  ------------

 PROPERTY, PLANT, AND EQUIPMENT, NET           13,782,806    10,727,385
                                              ------------  ------------

 OTHER ASSETS:
   GOODWILL, NET                                1,603,513     1,801,155
   DEFERRED FINANCE COSTS, NET                    760,799       305,354
   SECURITY DEPOSITS                              109,334       108,468
   RESTRICTED CASH                                 13,644       197,394
   OTHER                                          867,773       247,232
                                              ------------  ------------
                                                3,355,063     2,659,603
                                              ------------  ------------

 TOTAL ASSETS                                  24,248,539    18,541,481
                                              ============  ============


 LIABILITIES AND SHAREHOLDERS'S EQUITY

 CURRENT LIABILITIES:
   LINE OF CREDIT                               4,047,310     1,582,240
   CURRENT PORTION OF:                                                -
       LONG-TERM DEBT                          15,139,714    10,203,425
       LEASE TERMINATION FEE PAYABLE               72,492        38,565
       OBLIGATIONS UNDER CAPITAL LEASE                  -        71,763
   ACCOUNTS PAYABLE                             3,816,693     2,275,442
   ADVANCES, OFFICERS-SHAREHOLDERS                913,172     1,013,428
   ACCRUED EXPENSES                               681,296     2,091,675
   PAYROLL AND PAYROLL TAXES PAYABLE            2,332,496     1,688,105
   DUE TO MEDICARE                                600,000
                                              ------------  ------------
        TOTAL CURRENT LIABILITIES              27,603,173    18,964,643
                                              ------------  ------------

 LONG TERM DEBT
   NOTES PAYABLE                                2,206,460     2,192,798
   LEASE TERMINATION FEE PAYABLE                                 93,467
                                              ------------  ------------
                                                2,206,460     2,286,265
                                              ------------  ------------
 COMMITMENTS AND CONTINGENCIES

 COMPANY OBLIGATED MANDATORILY REDEEMABLE
      SERIES E CONVERTIBLE PREFERRED STOCK      1,293,271     1,293,271
                                              ------------  ------------

 SHAREHOLDERS EQUITY (DEFICIENCY)
   PREFERRED STOCK                                     26            26
   COMMON STOCK                                    13,846        12,694
   ADDITIONAL PAID IN CAPITAL                  10,082,252     9,357,714
   ACCUMULATED DEFICIT                        (16,950,489)  (13,373,132)
                                              ------------  ------------
                                               (6,854,365)   (4,002,698)
                                              ------------  ------------

                                               24,248,539    18,541,481
                                              ============  ============

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  STATEMENT  OF  OPERATIONS
QUARTER  ENDING  SEPTEMBER  30,  1998


                                    1998         1997
RESTATED                          RESTATED
REVENUE:                          5,543,260    3,992,140
                                 -----------  -----------

Total Direct Costs                2,474,017    2,385,598
                                 -----------  -----------

Gross Profit                      3,069,243    1,606,542
                                 -----------  -----------

Operating Expenses:
Salaries and employee benefits      823,835      149,853
Selling and administrative        1,346,715    1,226,109
Depreciation                        130,515       87,194
Amortization                        535,619      146,344
                                          0            0
Bad debt expense                    510,147      193,722
Total operating expenses          3,346,831    1,803,222
                                 -----------  -----------

INCOME(LOSS) FROM OPERATIONS       (277,588)    (196,680)
                                 -----------  -----------

Other expenses:
Interest expense                    528,165      466,303
Impaired asset write down                 0            0

Total other expenses/(income)       528,165      466,303
                                 -----------  -----------

NET INCOME(LOSS) BEFORE TAXES      (805,753)    (662,983)

INCOME TAXES                              0            0
                                 -----------  -----------

NET INCOME                         (805,753)    (662,983)

EARNINGS PER SHARE
   Primary                       $   (0.053)  $   (0.049)
  Fully Diluted                  $   (0.053)  $   (0.049)

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  STATEMENT  OF  OPERATIONS
NINE  MONTHS  ENDING  SEPTEMBER  30,  1998


                                     1998          1997
                                   RESTATED      RESTATED
Revenue:
  Net patient service revenue     13,750,072     6,137,771
  Management service revenue       1,517,473     1,320,056
  Fitness club revenue               338,464       391,061
                                  15,606,009     7,848,888
                                 ------------  ------------

Direct Costs:
  Patient services                 6,338,630     3,564,782
  Management services                625,322       190,702
  Fitness club                       215,213       228,041
Total Direct Costs                 7,179,165     3,983,525
                                 ------------  ------------

Gross Profit                       8,426,844     3,865,364
                                 ------------  ------------

Operating Expenses:
Salaries and employee benefits     2,562,453     2,037,378
Selling and administrative         4,278,263     2,797,878
Depreciation                         335,388       315,388
Amortization                       1,748,168       448,168
                                           0             0
Bad debt expense                   1,382,942       332,943
Total operating expenses          10,307,214     5,931,755
                                 ------------  ------------

INCOME(LOSS) FROM OPERATIONS      (1,880,370)   (2,066,392)
                                 ------------  ------------

Other expenses:
Interest expense                   1,327,607     1,327,607
Impaired asset write down            369,380             0


Total other expenses/(income)      1,696,987     1,327,607
                                 ------------  ------------

NET INCOME(LOSS) BEFORE TAXES     (3,577,357)   (3,393,999)
 Income Taxes                              -             -
-------------------------------  ------------  ------------
 Net income (loss)                (3,577,357)   (3,393,999)
                                 ------------  ------------

EARNINGS PER SHARE
   Primary                       $    (0.235)  $    (0.250)
  Fully Diluted                  $    (0.235)  $    (0.250)

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