Form 10QSB
period 1999-03-31
CORE CARE SYSTEMS INC
filed 1999-05-17
CIK 1067937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

  X     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT  OF  1934

               For  the  quarterly  period  ended  March  31,  1999
                                                  -----------------

       TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE EXCHANGE ACT
 ---
               For  the  transition  period  from  ________  to  ________

               COMMISSIONS  FILE  NUMBER:  000-24807

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

                               CARE SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------


PART  I  -  FINANCIAL  INFORMATION
                                                                            PAGE

Item  1:     Financial  Statements                                             2
Item  2:     Management's  Discussion
             and  Analysis  of  Financial  Condition
             and  Results  of  Operations                                    2-4

Item  3:     Quantitative  and  Qualitative
             Disclosures  About  Market  Risk                                  4



PART  II  -  OTHER  INFORMATION
                                                                            PAGE

Item  1:     Legal  Proceedings                                                5
Item  2:     Changes  in  Securities  and  Use  of  Proceeds                   5
Item  3:     Default  and  Senior  Securities                                  5
Item  4:     Submission of Matters to a Vote of Security Holders               5
Item  5:     Other  Information                                                5
Item  6:     Exhibits  and  Reports  on  Form  8-K                             5


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

     Consolidated  Balance  Sheet
     Three  months  ended
     March  31,  1999  and
     Fiscal  Year  Ended
     December  31,  1998                                                    9-10

     Consolidated Statement of Operations
     Three  months  ended
     March  31,  1999  and  1998                                              11

ITEM  1.     FINANCIAL  STATEMENTS


     The financial statements can be found at the end of this report beginning on pages 7 through 11.


ITEM  2.     Management's  Discussion  and  Analysis
ITEM  1.     FINANCIAL  STATEMENTS

     CoreCare Systems, Inc. (the "Company") is a regional behavioral health care network operating in Eastern Pennsylvania, which performs behavioral therapy services and associated clinical research in central nervous system drugs. The Company's headquarters are located at c/o Kirkbride Center, 111 North 49th Street, Philadelphia, PA 19139 having recently moved its executive offices from 940 West Valley Road, Suite 2102, Wayne, PA 19087. Its telephone number at its new location is (215) 471-2600. In 1996, the Company transferred its state of incorporation from Nevada to Delaware.

     Management's discussion and analysis is based upon the unaudited consolidated financial statements of the Company for the three month periods ended March 31, 1999 and 1998, and include the accounts of the Company and its subsidiaries after elimination of any inter-company balances and transactions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS:

          Revenue - Revenue in the three-month period ending March 31, 1999, was
          -------
$6,919,018,  representing an increase of approximately 48% over total revenue in
----------
the comparable 1998 period. The material increase in total revenue in the first three months of 1999, compared with the prior year period, is attributable to a number of factors, including the following:

          Net  Patient  Revenue     -Net  patient  revenue  increased  49.9%  to
          ---------------------     -
$6,067,821.  The  increase  was  primarily  due  to  the following developments:

          (a) Drug and alcohol unit (licensed for 63 beds) was opened for three months of operation at Kirkbride Center during 1999 and was not operational during the first quarter 1998;

          (b) Patient days at the Kirkbride Center and Westmeade at Warwick increased by 80% in 1999 from 1998;

          (c) New programs at the Kirkbride Center including the geriatric partial hospitalization;

          (d) Dual diagnosis program at the Kirkbride Center expanded during 1998 and

                    Management  Services  Revenue  -Management  services revenue
                    --------------------------------
declined 33.6% to $307,126 due to the expiration of a hospital management contract on June 30, 1998.

          Other  Revenue-  CoreCare  Management  also  experienced  revenue
          ---------------
fluctuations between periods due to the of absence of Preferred Medical Services Revenue in the 1st Quarter of 1998 as (as acquired April 1998) as well as the loss of several billing clients in first quarter 1999. Other revenue increased to $544,071 from $149,450 in 1998. The increase includes first time revenue productions from the Company's subsidiary Quantum Clinical Service Group in 1999 from clinical research drug trials on behalf of pharmaceutical companies. Quantum has signed clinical research contracts in effect in the first quarter, which are projected to continue in 1999. Additionally, rental income from tenant revenue doubled over the period the period from 1999 over 1998.

Operating  Expenses:  The operating expenses of $6,303,522 for the quarter ended
-------------------
March 31, 1999 increased 35% over the first quarter of 1998. Operating expenses increased at a rate much lower than the 48% increase in revenue. Operating expenses as a percentage of revenue declined to 91.1% from 100.2% for the same quarter a year ago. The company was able to achieve the benefits of operating leverage and improved operating efficiency.

          Salaries  and  Employees  Benefits-  Salaries  and  Employee  Benefits
          ----------------------------------
increased approximately $1.2 million or 68% during the first quarter 1999 as compared to the first quarter 1998. This large increase is mainly due to the more services being offered at the Kirkbride Center. During 1999 the number of acute patients was greater than 1998, the drug and alcohol unit was operational, and the outpatient programs have increased. These additional services required an increase in staffing costs along with start-up costs associated with the clinical drug research and restructuring costs associated with the company's re-engineering activities.

          Purchased  Services-  Purchased  services  include costs acquired from
          -------------------
outside entities such as dietary, laboratory, and pharmacy. These costs increased by approximately $200,000 or 57%. This large increase is also due to more services being offered at the Kirkbride Center. Many of these costs increase as patient volume increases. With the increase in volume these expenses increased.

          Administrative  Expenses  -  Administrative  expenses  decreased  by
          ------------------------
approximately $10,000. The company was able to control the administrative expenses substantially reducing expenses from 19.5% of revenues in 1998 to 12.9% of revenues in 1999. This reflects the company improving operating efficiency.

          Bad  Debt  Expense  -  Bad  debt  expense  increased  by approximately
          ------------------
$277,000 or 71%. This was due to an increase in the allowance for doubtful accounts for 1998 activity.

          Interest  Expense  -  Interest  expense  increased  by  approximately
          -----------------
$480,000.  This  was  due  to  higher  outstanding debt at March 31, 1999 versus
1998. In 1999 all interest was expensed during the quarter while in 1998 interest was capitalized on portions of the facility that were under construction and not yet placed inservice, consistent with generally accepted accounting principals.

          Depreciation  and Amortization expense - Depreciation and amortization
          --------------------------------------
expense decreased by about $136,000. This is due to reduction in the amortization on the mortgage costs in 1999.

          Net  Loss declined to $620,708 from $1,267,053 a year ago, a reduction
          ---------
of  51%.

     Earnings  Before  Interest  Taxes  Depreciation  and  Amortization {EBITDA}
     ------------------------------------------------------------------
improved  by  $624,760  from  ($9,264)  in  1998  to  $615,496  in  1999.

                  CALCULATION OF EBITDA
                 Corecare Systems, Inc.
              For the Quarter ended March 31

                                   1999        1998
                               ----------  -----------
Revenue                        $6,919,018  $4,660,201
Operating Expenses
Salaries & Employee Ben.       $4,170,676  $3,006,893
Purchased Services             $  566,199  $  361,851
Selling & Admin. Exp.          $  897,226  $  908,477
Provision for Bad Debts        $  669,421  $  392,244
------------------------       ----------  -----------
Sub-Total                      $6,303,522  $4,669,465

EBITDA                         $  615,496  $   (9,264)

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  AND  MARKET  RISK

     Not  Applicable

                           PART II - OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

          None


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          None


ITEM  3.     DEFAULTS  ON  SENIOR  SECURITIES

          None


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None


ITEM  5.     OTHER  INFORMATION

          None


ITEM  6.     EXHIBITS  AND  REPORTS

            (a)     Exhibits.
                    --------

                    SEC
Exhibit             Reference
  No.               No.
-------             ---------
  27                Financial Data Schedule

            (b)     Reports  on  Form  8-K.
                    ----------------------
                    No new reports on Form 8-K were filed in the quarter ended March 31, 1999.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May  17,  1999
     ----------------


                                   CORECARE  SYSTEMS,  INC.


     BY: /S/ ROSE  S.  DIOTTAVIO
         -----------------------------------
             ROSE  S.  DIOTTAVIO,  PRESIDENT

Notes  to  Financial  Statements

1.     Basis  of  presentation:
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnote thereto included in the Company's report on Form 10-SB for the year ended December 31, 1998.

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

3.     Summary  of  significant  accounting  policies:

Principles  of  consolidation:
The March 31, 1999 and December 31, 1998 financial statements of the Company include accounts of Corecare Systems, Inc. and its wholly owned subsidiaries.

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET

Current assets:                                        03/31/99      12/31/98
                                                      -----------  ------------
   Cash & cash equivalents                               161,382       115,242
   Accounts receivable                                 6,332,572     5,588,188
   Prepaid expenses                                      737,651       224,215
                                                      -----------  ------------
 Total current assets                                  7,231,605     5,927,645

 Contract rights                                         265,300     1,288,919
   Less accumulated amortization                         (47,013)  (1,023,619))
                                                      -----------  ------------
                                                         218,287       265,300

 Property and equipment, at cost                      15,525,373    15,607,366
   Less accumulated depreciation                      (1,399,125)   (1,455,579)
                                                      -----------  ------------
                                                      14,126,248    14,151,787

 Cost in excess of net assets of acquired businesses   1,751,731     2,024,905
   Less accumulated amortization                          (9,549)     (496,924)
                                                      -----------  ------------
                                                       1,742,182     1,527,981

 Deferred finance costs & fees                         2,201,408     2,202,807
   Less accumulated amortization                      (1,926,749)   (1,759,635)
                                                      -----------  ------------
                                                         274,659       443,172

 Long-term investments:
 Real estate held for development                      1,881,489     1,881,489
 Property and equipment, net of accumulated             (794,565)     (781,489)
                                                      -----------  ------------
   depreciation held for sale                          1,086,924     1,100,000


 Other Assets:
 Deposits                                                127,313       316,375
 Other                                                   590,814       981,436
                                                      -----------  ------------
 Total Other Assets                                      718,127     1,297,811

 Total Assets                                         25,398,032    24,713,696
                                                      ===========  ============

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET

                                                   03/31/99      12/31/98
                                                 ------------  ------------
Current liabilities:
   Accounts payable                                3,526,394     3,748,884
   Payrolls and related taxes                      3,338,224     3,048,183
   Accrued expenses                                1,493,429       840,354
   Due to third party                              1,501,079     1,000,000
   HCFP Funding                                    3,626,220     4,308,703
   Notes Pay. incl. current portion LTD           15,994,171    15,199,388
   Current portion on capital lease obligations       76,521        38,565
   Loans payable-officers                            902,489       910,692
                                                 ------------  ------------
 Total current liabilities                        30,458,527    29,094,769

 Long-term liabilities:
 Long-term debt, net of current portion            2,180,904     2,192,374
                                                 ------------  ------------
                                                   2,180,904     2,192,374

 Total liabilities                                32,639,431    31,287,143

 Shareholders' equity
   Preferred Stock, par value $.001                        -             -
     1,000,000 shares authorized,                          -             -
     issued and outstanding 30,604 shares                 17            17
 Common Stock, par Value $.001                             -             -
     50,000,000 shares authorized,                    15,949        15,949
     issued and outstanding 10,270,176 shares              -             -
 Additional paid in capital                       11,327,095    11,374,340
 Retained earnings                               (18,584,460)  (17,963,752)
                                                 ------------  ------------
 Total stockholders' equity                       (7,241,399)   (6,573,446)
                                                 ------------  ------------

 Total liabilities and stockholders' equity       25,398,032    24,713,697
                                                 ============  ============
                                                           -             -

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 QUARTER  ENDING  MARCH  31

                                     1999         1998
                                  -----------  -----------
Revenue:
   Net patient service revenue     6,067,821    4,047,883
   Management service revenue        307,126      462,868
   Other                             544,071      149,450
                                  -----------  -----------
                                   6,919,018    4,660,201

 Operating Expenses:
 Salaries and employee benefits    4,170,676    3,006,893
 Purchased services                  566,199      361,851
 Administrative expenses             897,226      908,477
 Bad debt expense                    669,421      392,244
                                  -----------  -----------
 Total operating expenses          6,303,522    4,669,465

 Income(loss) from operations        615,496       (9,263)

 Other expenses:
 Interest expense                    847,338      363,252
 Impaired asset write down                 -      369,380
 Depreciation and Amortization       388,866      525,157
                                           -
                                  -----------  -----------
 Total other expenses/(income)     1,236,204    1,257,789
                                  -----------  -----------

 Net income(loss)                   (620,708)  (1,267,052)
                                  ===========  ===========

 shares outstanding               15,949,128   13,118,944

 loss per share                        (0.04)       (0.10)