Form 10QSB
period 1999-06-30
CORE CARE SYSTEMS INC
filed 1999-10-13
CIK 1067937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

  X     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT  OF  1934

               For  the  quarterly  period  ended  June 30,  1999
                                                  -----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                            ---

           As of July 1, 1999 the issuer had issued and outstanding
               15,765,232 shares, $.001 par value, of Common Stock

                               CORECARE SYSTEMS, INC.
                                   FORM 10-QSB

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


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

     Consolidated  Balance  Sheet
     Three  months  ended
     June 30,  1999  and
     Fiscal  Year  Ended
     December  31,  1998                                                    9-10

     Consolidated Statement of Operations
     Three  months and Six Months ended
     June 30, 1999 and 1998                                                   11

ITEM  1.     FINANCIAL  STATEMENTS


     The financial statements can be found at the end of this report beginning on pages 7 through 11.


ITEM  2.     Management's  Discussion  and  Analysis
ITEM  1.     FINANCIAL  STATEMENTS

     CoreCare Systems, Inc. (the "Company")OTC-Bulletin Board: CRCS) is a regional behavioral health carenetwork operating in Eastern Pennsylvania, which performs behavioral therapy services and associated clinical research in central nervous system drugs. The Company's headquarters are located at c/o Kirkbride Center, 111 North 49th Street, Philadelphia, PA 19139. Its telephone number at its is (215) 471-2600. The executive office suite can be reached at
(215)  471-2358.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS:

          Revenue - Revenues for the three-months and six months ending June 30, 1999, were $6,818,623 and $13,082,641, respectively, representing increases of approximately 37% and 41% over total revenue for the comparable periods in 1998. The material increases in total revenue compared with the prior year period, are attributable to a number of factors, including the following:

          Net Patient Revenue -Net patient revenues of $5,525,032 and $11,617,398 for the three month and six month periods, respectively, increased 35% and 54% versus the same periods in 1998. These increases were primarily due to the following developments:

          (a) Drug and alcohol unit (licensed for 63 beds) was opened for six months of operation at Kirkbride Center during 1999 and was not operational during the first quarter 1998;

          (b) Substantial increases in patient days at the Kirkbride Center and Westmeade at Warwick in 1999 versus 1998;

          (c) New programs at the Kirkbride Center including the geriatric partial hospitalization;

          (d) Dual diagnosis program at the Kirkbride Center expanded during 1998.

         Management Services Revenue -Management services revenue declined in both the three months and six months periods in 1999 compared to 1998 due to the expiration of a hospital management contract on June 30, 1998.

        Other revenues of $431,690 for the quarter and $851,560 for the six months included revenue from the Company's subsidiary Quantum Clinical Service Group in 1999 from clinical research drug trials on behalf of pharmaceutical companies which did not occur in the comparable periods in 1998. Additionally, rental income from tenant revenue rose in 1999 versus 1998.

        Operating Expenses - Operating expenses of $6,402,435 for the quarter and $13,090,450 six months ended June 30, 1999 increased 11% and 21% over the comparable periods in 1998. Operating expenses increased at a rate much lower than the 37% and 41% increases in revenue for the quarter and six month periods. Operating expenses as a percentage of revenue declined to 93.9% from 115.1% for the same quarter a year ago. The company was able to achieve the benefits of operating leverage and improved operating efficiency.

        Salaries and Employees Benefits- Salaries and Employee Benefits increased approximately $890,000 or 26% during the second quarter 1999 as compared to the second quarter 1998. This increase is attributable to the increase in services being offered at the Kirkbride Center. During 1999 the number of acute patients was greater than 1998, the drug and alcohol unit was operational, and the outpatient programs have increased. These additional services required an increase in staffing costs along with start-up costs associated with the clinical drug research and restructuring costs associated with the company's re-engineering activities.

          Bad Debt Expense - Bad debt expense of $377,664 declined as a percentage of revenue to 5.5% for the quarter as compared with 10.6% in 1998.

     Income from Operations of $416,186 in the second quarter represented an increase of $1,171,000 compared to the loss of ($755,643). Year to date Income from Operations was approximately breakeven as losses from the first quarter offset the income from the second quarter, yet Income from Operations was $1.5 million greater compared to the first half of 1998.

          Interest Expense - Interest expense increased due to higher outstanding debt at June 30, 1999 versus 1998.

          Depreciation and Amortization expense - Depreciation and amortization expense declined by 53% for the quarter and 42% year to date compared to 1998 due to reduction in the amortization expense associated with the mortgage costs.

          Net Loss for the quarter declined to $(767,803) from $(2,247,619) in 1998. Year to date Net Loss of $(2,2428,054) declined 47% compared to 1998.

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

          None


ITEM  6.     EXHIBITS  AND  REPORTS

            (a)     Exhibits.
                    --------

                    SEC
Exhibit             Reference
  No.               No.
-------             ---------
  27                Financial Data Schedule

            (b)     Reports  on  Form  8-K.
                    ----------------------
                    No new reports on Form 8-K were filed in the quarter ended June 30, 1999.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October  12,  1999
     ----------------


                              CORECARE  SYSTEMS,  INC.


     BY: _______________________________
         ROSE  S.  DIOTTAVIO,  PRESIDENT

Notes  to  Financial  Statements

1.     Basis  of  presentation:
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnote thereto included in the Company's report on Form 10K-SB for the year ended December 31, 1998.

2.     The  Business:
Corecare Systems, Inc. through its eight operating subsidiaries, provides management services to behavioral health service providers; provides, owns, and operates outpatient and inpatient behavioral health services; provides clinical trial services to the pharmaceutical industry; and develops billing software for the health industry.

3.     Summary  of  significant  accounting  policies:

Principles  of  consolidation:
The June 30, 1999 and December 31, 1998 financial statements of the Company include accounts of Corecare Systems, Inc. and its wholly owned subsidiaries.

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET

                                 JUNE 30,      DECEMBER 31,
                                   1999           1998
                               ------------  -------------

Current assets:
   Cash & cash equivalents         419,209         115,242
   Accounts receivable           4,379,955       4,411,418
   Prepaid expenses                354,685         175,659
                               ------------  -------------
 Total current assets            5,153,849       4,702,319

 Contract rights                 1,288,919       1,288,919
   Less acc. amortization        1,117,645       1,023,619
                               ------------  -------------
                                   171,274         265,300

 Property & equipment,net       13,998,441      14,151,787

 Goodwill, net                   1,681,950       1,705,231

 Deferred finance costs,net        142,659         443,172

 Long-term investments:
 Real estate held for sale       1,073,847       1,100,000


 Other Assets:
 Deposits                           26,999          10,467
 Other                             404,521         816,651
                               ------------  -------------
 Total Other Assets                431,520       2,975,927

 Total Assets                   22,653,550      23,194,927
                               ============  =============

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET


                                  JUNE 30,    DECEMBER 31,
                                    1999         1998
                               -------------  ------------

Current liabilities:
   Accounts payable               4,048,327     3,748,882
   Payrolls & related taxes       3,099,456     3,048,183
   Accrued expenses               2,894,926     1,851,026
   Due to Medicare                2,441,461     1,692,389
   HCFP Funding                   3,900,630     4,308,703
   Notes Pay. incl.
        current portion LTD      16,014,714    16,191,983
   Current portion on capital
        lease obligations            73,478        38,565
   Advances, officers             1,332,692     1,332,692
                               -------------  ------------
 Total current liabilities       34,178,084    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion       2,185,635     2,192,374
                               -------------  ------------
2,185,635     2,192,374

 Total liabilities               36,363,719    34,404,797

 Shareholders' equity
   Preferred Stock,                      17            17
 Common Stock,                       15,949        15,949
 Additional paid in capital      11,014,095    11,086,340
 Retained earnings              (24,740,230)  (22,312,176)
                               -------------  ------------
 Total stockholders' equity     (13,710,169)  (11,209,870)
                               -------------  ------------

 Total liabilities and
     stockholders' equity        22,653,550    23,194,927
                                 ===========  ============

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 PERIODS  ENDING  JUNE 30, 1999 AND JUNE 30, 1998

          Three Months Ended     Six Months Ended
   ----------------------       --------------------
                                   6/30/99      6/30/98    6/30/99 6/30/98
                            -----------  ---------   ---------      -------
Revenue:
   Net patient service          5,525,032    4,047,883   $11,617,398     7,566,026
   Management service             307,126      577,801       613,683     1,040,669
   Other                          431,860      334,861       851,560       694,192
                               -----------  -----------  ------------  ------------
                                6,818,623    4,992,315    13,082,641     9,300,889


 Operating Expenses:
 Salaries and benefits          4,277,990    3,125,658     8,504,916     6,208,950
 Purchased services               774,362            -     1,589,811             -
 Administrative expenses          972,419    2,092,319     1,948,638     3,609,792
 Bad debt expense                 377,664      529,981     1,047,085       964,593
                               -----------  -----------  ------------  ------------
 Total operating expenses       6,402,435    5,747,958    13,090,450    10,783,335

 Income from operations           416,188     (755,643)       (7,809)   (1,482,446)

 Other expenses:
 Interest expense                 786,683      731,473     1,634,071     1,360,252
 Impaired asset write down              -            -       369,380             -
 Depreciation & Amortiz.          397,308      760,503       786,174     1,285,660
                               -----------  -----------  ------------  ------------
 Total other expenses           1,183,991    1,491,976     2,420,245     3,015,292
                               -----------  -----------  ------------  ------------
 Net income(loss)                (767,803)  (2,247,619)   (2,428,054)   (4,497,738)
                               ===========  ===========  ============  ============

average shares outstanding     15,753,792   15,186,404    15,733,845    14,675,861
 loss per share-basic               (0.05)       (0.15)        (0.15)        (0.31)
 loss per share-fully diluted       (0.05)       (0.15)        (0.15)        (0.31)