Form 10QSB/A
period 1998-09-30
CORE CARE SYSTEMS INC
filed 1999-10-14
CIK 1067937

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

                               CORECARE SYSTEMS, INC.
                                  FORM 10-QSB/A

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

(a)  RESTATEMENT  FOR  1998
Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1998, it was determined that the reported 1998 results were overstated. Upon examination, it was determined that certain revenue was improperly recorded, certain expenses were not properly accrued for and certain debt interest was not properly accounted for.

The Company restated its 1998 loss for the 12 months ended December 31, 1998 to $8,939,044. This is an increase of $4,348,423 versus the previously reported loss of $4,590,621. The details of the components of this loss are discussed below:


The 1998 revenue for the twelve months ended December 31, 1998 was overstated by $1,875,000. This adjustment was due to the over accruing of net patient revenue and the related accounts receivable. This was primarily caused by:

- Inadequate calculation of contractual allowances for Medicare patients of $700,000 and for potential Medicaid patients of $275,000.

- Accounts receivable adjustments of $300,000 associated with computer system errors related to net patient revenue.

- Inadequate reserves to provide for retroactive payor changes and patient day denials of $600,000.

The 1998 expenses for the twelve months ended December 31, 1998 were understated by $2,475,000 due to the inadequate provision of accrued unpaid expenses and incorrect recording of journal entries. The items in this category consist of:

- Lack of a provision for the cost of tail coverage for the claims made malpractice insurance coverage. This amount is $128,000.

- Interest expense and property taxes on a discontinued operation were not accrued in the amount of $820,000.

- A provision was not made for certain state and local taxes that are not related to the Corporation's net income but rather to the capital structure or to the net revenue of the Corporation. These amounted to $69,000.

- Interest expense and commission due on certain of the Company's notes was not adequately provided for. These amounted to $414,000.

- A provision was not made for commissions of $84,000 to be paid on a terminated lease.

- Certain expense items received after the end of the year for services rendered during the year were not provided for. These amounted to $460,000. The items included legal fees, provision for retrospective adjustment of certain insurance expense and a general provision for unrecorded liabilities.

- Certain prepaid expenses and deposits that should have been written off were not. These amounted to $300,000.

-     Pharmacy  expenses  in  the  amount  of  $200,000  were  not  recognized.


As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 present the restated results.

A  summary  of  the  effects  of  the  restatement  follows:

                                 1998 PREVIOUSLY    1998 RESTATED
                                    REPORTED
                                -----------------  ---------------
Net Revenues                    $     21,617,054   $   19,948,895

Income (Loss) from Operations   $     (2,734,793)  $   (6,025,624)

Net Income (Loss)               $     (4,590,621)  $   (8,939,044)

(b) RESTATEMENT FOR 1997


     In its Registration Statement on Form 10-SB, the Company reported a loss from operations of $(460,259) for the year ended December 31, 1997, a loss before income tax benefit of $(2,586,076) and net income after income tax benefit of $1,197,656. Subsequent to the filing of the Company's Form 10-SB, the Company determined that the reported 1997 results were overstated due to over-accrual of revenues. The Company over-accrued amounts due from a significant third party payor, resulting from a miscalculation of the allowable per diem charges for in-patient services. Primarily as a result of the restatement of these revenues, the Company's loss from operations was restated from ($460,259) to approximately $(2,840,000).

     Based on the prior calculation of the allowable per diem charges for inpatient services, at the time the 1997 financial statements were issued and at the time the 10-SB was filed, Management's estimates permitted the Company to record a deferred tax benefit in 1997 in accordance with SFAS 109. Had the recalculated per diem charge been used in Management's estimates, the deferred tax benefit would not have been recognized. As a result, the Company's 1997 results will be restated to eliminate the $3,783,732 income tax benefit previously reported. As a result of the elimination of this income tax benefit and the reduction in revenues, the Company's previously reported net income of $1,197,656 in 1997 will be restated to a net loss of $(4,966,000).

                                 1997 PREVIOUSLY    1997 RESTATED
                                    REPORTED          REPORTED
                                -----------------  ---------------

NET REVENUES                    $     12,854,184   $   10,465,000

INCOME (LOSS) FROM OPERATIONS   $       (460,259)  $   (2,840,000)

NET INCOME (LOSS)               $      1,197,656   $   (4,966,000)

     A  summary  of  the  effects of the restatement are shown on pages 6 and 7.


RESULTS  OF  OPERATIONS:

          Revenue  - Revenue in the nine month period ending September 30, 1998,
          -------
was $14,411,584 representing an increase of approximately 84% over total income in the comparable 1997 period. The material increase in total income in the first nine months of 1998, compared with the prior year period, is attributable to a number of factors, including the following:

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

          Direct  Costs  -  Direct  costs  include  costs principally related to
          -------------
patient care such as costs of nursing, physicians, technicians, pharmacy, dietary, laboratory, housekeeping and supplies. The ratio of direct costs to revenue was 49% in 1998 and 1997.

     Operating,  selling,  general  and  administrative  expenses  -  Operating
     ------------------------------------------------------------
expenses increased by approximately $4,047,595 from $5,168,199 in 1997 to $9,215,794. The increase was due to increases of $625,575 in salaries, $1,013,990 in selling and administrative expenses, $2,228,102 in amortization expense, and $1,193,918 in bad debt expense. Salaries and employee benefits expense increased as a result of the Company's decision to manage and operate the Kirkbride Center in 1998 as compared to under a third party management contract during a portion of the same period in 1997.

     Amortization expense increased due to the capitalized finance costs associated with the WRH Mortgage on the Kirkbride Center being amortized over the one year term of the financing.


OTHER  EXPENSES:

     Interest expense increased by $796,581 from $1,327,607 in 1997 to $2,124,188 for the first nine months in 1998 primarily due to higher average loan balances outstanding.

          The Impaired Asset Write Down Expense of $369,380 is attributable to the Lakewood property. The property is under a letter of intent for sale and its net book value was reduced to reflect its value under the contemplated sale.

     Net loss for the nine months ended September 30, 1998 was ($6,703,702) compared to the loss of ($3,393,999) for the same period in 1997.


LIQUIDITY  AND  CAPITAL  RESOURCES:

          Due to the Company's rapid growth during 1998 the Company has experienced liquidity constraints from time to time. This was offset by a completion of a major financing with WRH Mortgage, Inc. during the first quarter of 1998. These funds provided capital for improvements to the Kirkbride Center, reduction of more expensive debt, and working capital. The Company is in the process of attempting to consolidate its short-term debt and to refinance the Kirkbride Center mortgage at a lower interest rate.

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


Date:  October 8,  1999
     ------------------


                                   CORECARE  SYSTEMS,  INC.



BY:_____________________________
       ROSE  S.  DIOTTAVIO,  PRESIDENT

CORECARE  SYSTEMS,  INC.
BALANCE  SHEET
                                                   SEPTEMBER  30,  1998         DECEMBER  31,  1997
                                              ----------------------------  ----------------------------
                                              AS PREVIOUSLY     RESTATED    AS PREVIOUSLY     RESTATED
                                                 REPORTED       REPORTED

 CURRENT ASSETS
   CASH                                                                           304,267       304,267
   ACCOUNTS RECEIVABLE, NET                       5,210,277     4,367,692       4,955,473     2,575,473
   PREPAID AND OTHER ASSETS                         119,388      (105,612)      1,767,367       212,367
                                              --------------  ------------  --------------  ------------
      TOTAL CURRENT ASSETS                       5,329,665      4,262,080       7,027,107     3,092,107
                                              --------------  ------------  --------------  ------------

 CONTRACT RIGHTS                                    415,111       415,111         548,663       548,663
                                              --------------  ------------  --------------  ------------

 REAL ESTATE AND OTHER ASSETS HELD FOR SALE       1,365,894     1,365,894       1,513,723     1,513,723
                                              --------------  ------------  --------------  ------------

 PROPERTY, PLANT, AND EQUIPMENT, NET             13,782,806    13,782,806      10,727,385    10,727,385
                                              --------------  ------------  --------------  ------------

 OTHER ASSETS:
   GOODWILL, NET                                  1,603,513     1,780,754       1,801,155     1,801,155
   DEFERRED FINANCE COSTS, NET                      760,799       760,799         305,354       305,354
   SECURITY DEPOSITS                                109,334       109,334         108,468       108,468
   RESTRICTED CASH                                   13,644        13,644         197,394       197,394
   OTHER                                            867,773       690,532       2,475,964       247,232
                                              --------------  ------------  --------------  ------------
                                                  3,355,063     3,355,063       4,888,335     2,659,603
                                              --------------  ------------  --------------  ------------

 TOTAL ASSETS                                    24,248,539     23,180,954     24,705,213    18,541,481
                                              ==============  ============  ==============  ============


 LIABILITIES AND SHAREHOLDERS'S EQUITY

 CURRENT LIABILITIES:
   LINE OF CREDIT                                 4,047,310     4,047,310       1,582,240     1,582,240
   CURRENT PORTION OF:                                                                  -             -
       LONG-TERM DEBT                            15,139,714    15,884,158      10,203,425    10,203,425
       LEASE TERMINATION FEE PAYABLE                 72,492        72,492          38,565        38,565
       OBLIGATIONS UNDER CAPITAL LEASE                    -             -          71,763        71,763
   ACCOUNTS PAYABLE                               3,816,693     3,816,693       2,275,442     2,275,442
   ADVANCES, OFFICERS-SHAREHOLDERS                  913,172     1,301,672       1,013,428     1,013,428
   ACCRUED EXPENSES                                 681,296     1,399,354       2,091,675     2,091,675
   PAYROLL AND PAYROLL TAXES PAYABLE              2,332,496     2,332,496       1,688,105     1,688,105
   DUE TO MEDICARE                                  600,000     1,095,760
                                              --------------  ------------  --------------  ------------
        TOTAL CURRENT LIABILITIES                27,603,173    29,949,935      18,964,643    18,964,643
                                              --------------  ------------  --------------  ------------

 LONG TERM DEBT
   NOTES PAYABLE                                  2,206,460     2,206,460       2,192,798     2,192,798
   LEASE TERMINATION FEE PAYABLE                                                   93,467        93,467
                                              --------------  ------------  --------------  ------------
                                                  2,206,460     2,206,460       2,286,265     2,286,265
                                              --------------  ------------  --------------  ------------
 COMMITMENTS AND CONTINGENCIES

 COMPANY OBLIGATED MANDATORILY REDEEMABLE
      SERIES E CONVERTIBLE PREFERRED STOCK         1,293,271    1,293,271       1,293,271     1,293,271
                                              --------------  ------------  --------------  ------------

 SHAREHOLDERS EQUITY (DEFICIENCY)
   PREFERRED STOCK                                       36            26              26            26
   COMMON STOCK                                      13,846        13,846          12,694        12,694
   ADDITIONAL PAID IN CAPITAL                    10,082,252     9,794,252       9,357,714     9,357,714
   ACCUMULATED DEFICIT                          (16,950,489)  (20,076,836)     (7,209,400)  (13,373,132)
                                              --------------  ------------  --------------  ------------
                                                 (6,854,355)  (10,268,712)      2,161,034    (4,002,698)
                                              --------------  ------------  --------------  ------------

                                                 24,248,549    23,180,954      24,705,213    18,541,481
                                              ==============  ============  ==============  ============

 CORECARE  SYSTEMS,  INC.
 BALANCE  SHEET


                                                 09/30/98      12/31/97
                                                 RESTATED      RESTATED
 CURRENT ASSETS
   CASH
   ACCOUNTS RECEIVABLE, NET                     4,367,692     2,575,473
   PREPAID AND OTHER ASSETS                      (105,612)       212,367
                                              ------------  ------------
      TOTAL CURRENT ASSETS                      4,262,080     3,092,107
                                              ------------  ------------

 CONTRACT RIGHTS                                  415,111       548,663
                                              ------------  ------------

 REAL ESTATE AND OTHER ASSETS HELD FOR SALE     1,365,894     1,513,723
                                              ------------  ------------

 PROPERTY, PLANT, AND EQUIPMENT, NET           13,782,806    10,727,385
                                              ------------  ------------

 OTHER ASSETS:
   GOODWILL, NET                                1,780,754     1,801,155
   DEFERRED FINANCE COSTS, NET                    760,799       305,354
   SECURITY DEPOSITS                              109,334       108,468
   RESTRICTED CASH                                 13,644       197,394
   OTHER                                          690,532       247,232
                                              ------------  ------------
                                               23,180,954     2,659,603
                                              ------------  ------------

 TOTAL ASSETS                                  24,248,539    18,541,481
                                              ============  ============


 LIABILITIES AND SHAREHOLDERS'S EQUITY

 CURRENT LIABILITIES:
   LINE OF CREDIT                               4,047,310     1,582,240
   CURRENT PORTION OF:                                                -
       LONG-TERM DEBT                          15,884,158    10,203,425
       LEASE TERMINATION FEE PAYABLE               72,492        38,565
       OBLIGATIONS UNDER CAPITAL LEASE                  -        71,763
   ACCOUNTS PAYABLE                             3,816,693     2,275,442
   ADVANCES, OFFICERS-SHAREHOLDERS              1,301,672     1,013,428
   ACCRUED EXPENSES                             1,399,354     2,091,675
   PAYROLL AND PAYROLL TAXES PAYABLE            2,332,496     1,688,105
   DUE TO MEDICARE                              1,095,760
                                              ------------  ------------
        TOTAL CURRENT LIABILITIES              29,949,935    18,964,643
                                              ------------  ------------

 LONG TERM DEBT
   NOTES PAYABLE                                2,206,460     2,192,798
   LEASE TERMINATION FEE PAYABLE
                                              ------------
                                                2,206,460     2,286,265
                                              ------------  ------------
 COMMITMENTS AND CONTINGENCIES

 COMPANY OBLIGATED MANDATORILY REDEEMABLE
      SERIES E CONVERTIBLE PREFERRED STOCK      1,293,271     1,293,271
                                              ------------  ------------

 SHAREHOLDERS EQUITY (DEFICIENCY)
   PREFERRED STOCK                                     26            26
   COMMON STOCK                                    13,846        12,694
   ADDITIONAL PAID IN CAPITAL                   9,794,252     9,357,714
   ACCUMULATED DEFICIT                        (20,076,836)  (13,373,132)
                                              ------------  ------------
                                              (10,268,836)   (4,002,698)
                                              ------------  ------------

                                               23,180,954    18,541,481
                                              ============  ============

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  STATEMENT  OF  OPERATIONS
QUARTER  ENDING  SEPTEMBER  30,  1998


                                    1998         1997
RESTATED                          RESTATED
REVENUE:                          5,110,695    3,992,140
                                 -----------  -----------

Total Direct Costs                2,525,878    2,385,598
                                 -----------  -----------

Gross Profit                      2,584,817    1,606,542
                                 -----------  -----------

Operating Expenses:
Salaries and employee benefits      857,335      149,853
Selling and administrative        1,809,346    1,226,109
Depreciation                        130,515       87,194
Amortization                        667,381      146,344
                                          0            0
Bad debt expense                    562,268      193,722
                                 -----------  -----------
Total operating expenses          4,026,845    1,803,222

INCOME(LOSS) FROM OPERATIONS     (1,422,028)    (196,680)
                                 -----------  -----------

Other expenses:
Interest expense                    763,936      466,303
Impaired asset write down                 0            0
                                 -----------  -----------
Total other expenses/(income)       763,936      466,303

NET INCOME(LOSS) BEFORE TAXES    (2,205,964)    (662,983)

INCOME TAXES                              0            0
                                 -----------  -----------

NET INCOME                       (2,205,964)    (662,983)

EARNINGS PER SHARE
  Primary                       $     (0.14)  $   (0.049)
  Fully Diluted                  $    (0.14)  $   (0.049)

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  STATEMENT  OF  OPERATIONS
NINE  MONTHS  ENDING  SEPTEMBER  30,  1998


                                     1998          1997
                                   RESTATED      RESTATED
Revenue:
  Net patient service revenue     12,555,647     6,137,771
  Management service revenue       1,517,473     1,320,056
  Fitness club revenue               338,464       391,061
                                  14,411,584     7,848,888
                                 ------------  ------------

Direct Costs:
  Patient services                 6,481,333     3,564,782
  Management services                625,322       190,702
  Fitness club                       215,213       228,041
Total Direct Costs                 7,322,368     3,983,525
                                 ------------  ------------

Gross Profit                       7,089,216     3,865,364
                                 ------------  ------------

Operating Expenses:
Salaries and employee benefits     2,662,953     2,037,378
Selling and administrative         5,025,980     2,797,878
Depreciation                         335,388       315,388
Amortization                       1,748,168       448,168
                                           0             0
Bad debt expense                   1,526,861       332,943
Total operating expenses          11,299,350     5,931,755
                                 ------------  ------------

INCOME(LOSS) FROM OPERATIONS      (4,210,134)   (2,066,392)
                                 ------------  ------------

Other expenses:
Interest expense                   2,124,188     1,327,607
Impaired asset write down            369,380             0


Total other expenses/(income)      2,493,568     1,327,607
                                 ------------  ------------

NET INCOME(LOSS) BEFORE TAXES     (6,703,702)   (3,393,999)
 Income Taxes                              -             -
-------------------------------  ------------  ------------
 Net income (loss)                (6,703,702)   (3,393,999)
                                 ------------  ------------

EARNINGS PER SHARE
  Primary                        $    (0.57)   $     (0.25)
  Fully Diluted                  $    (0.57)   $     (0.25)

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