Form 10KSB/A
period 1998-12-31
CORE CARE SYSTEMS INC
filed 1999-10-14
CIK 1067937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No     [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  form  10-KSB.     [  ]

The  issuer's  revenues  for  its  most  recent  fiscal  year  were $19,948,895.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of April 13, 1999, was $4,454,366.

The number of shares outstanding of each class of the issuer's common equity, as of April 1, 1999, was as follows: Common Stock - 15,949,128 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):     Yes     [ ]
No     [x]

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
ITEM 8-   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE35


PART III

ITEM 9-   DIRECTORS, EXECUTIVE OFFICERS,
          PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION
          16 (A) OF THE EXCHANGE ACT                          36
ITEM 10-  EXECUTIVE COMPENSATION                              42
ITEM 11-  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT44
ITEM 12-  CERTAIN RELATIONSHIPS
          AND RELATED TRANSACTIONS
ITEM 13-  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS
          ON FORM 8-K53

                                     PART I
                                     ------

ITEM  1  -     BUSINESS

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

     The Company operates its business through eight (8) wholly owned subsidiaries including the following:

- CoreCare Behavioral Health Management, Inc. d/b/a/ Kirkbride Center and d/b/a Westmeade Center at Kirkbride
-     Westmeade  Healthcare,  Inc.  d/b/a  Westmeade  Center  at  Warwick
-     Chestnut  Hill  Health  &  Fitness  Center,  Inc.
- Managed CareWare, Inc., d/b/a CoreCare Management, Inc. and Preferred Medical Services
-     CoreCare  Realty  Corp.
-     CoreCare,  Inc.  (Inactive)
-     Lakewood  Retreat,  Inc.  (Inactive)
- Quantum Managed Mental Health Systems, Inc., d/b/a Quantum Clinical Services Group

(I)  Behavioral  Health  Services
     The Company has undertaken an aggressive development campaign to create a behavioral health care system which will provide continuity of care to patients and serve as a platform to expand its clinical trial research services to the pharmaceutical industry. The Company has responded to the cost-effectiveness demands of Managed Care by:

    -     Creating  a  critical  mass  of services in a defined geographic area;

    - Providing a spectrum of high quality acute, step-down, and outpatient services;

    - Structuring services with clinical continuity such that clinicians follow patients through service levels;

    - Shifting the focus of clinical control from the individual clinician to the system case manager following approved clinical protocols;

    - Computerization of all administrative, financial, and clinical functions; and

    - Structuring to deliver services pursuant to capitated contracts, i.e. contracts shifting the risk for treatment costs of a defined population from the insurer or other third-party payor to the provider.

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


     OUTPATIENT  MARKET:  All  sites  serve  primarily  Managed  Care  referral
     ------------------
patients. Kirkbride Center serves Medicare, Medicaid and Community Behavioral Health claimants as well.

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

     The Company operates its clinical research business through its wholly owned subsidiary, Quantum Managed Mental Health Systems, Inc. (d/b/a Quantum
Clinical Services Group). Quantum contracts with its related subsidiaries or other non-related third party companies to conducts clinical trials.

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


     For the year ended December 31, 1998, inpatient payer mix for the Company was broken down as follows:

                                                                 WESTMEADE   KIRKBRIDE
---------------------------------------------------------------  ----------  ----------
Private payment sources (including private insurance companies)          6%         1 %
Medicare/Preferred Provider arrangements                                 0%         20%
Medicaid                                                                26%          4%
CBH, ABH and Managed Care                                               68%         75%

Outpatient revenues were broken down as follows:
---------------------------------------------------------------
-     Private payment sources                                            3%
-     Medicare/Managed Care /Preferred Provider arrangements            97%

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

     (B)(12)     EMPLOYEES:

     As of December 31, 1998, the Company and its subsidiaries had approximately 400 full-time and part-time employees. This number does not include mental health professionals (e.g., psychiatrists, psychologists, etc.) who provide services through the Company's facilities and who may be deemed employees for federal tax and accounting purposes. Kirkbride Center represents the highest concentration of Company employees with a total of 438.



ITEM  2  -     DESCRIPTION  OF  PROPERTY

The  Company  owns  or  leases  the  following  properties.

PROPERTY          LOCATION      OWN / LEASE                DESCRIPTION
------------  ----------------  -----------  ----------------------------------------

Kirkbride     Philadelphia, PA  Own          422,800 square feet on 27 acres
Center
------------
Westmeade at  Hartsville, PA    Own          14,000 square feet on 11 acres
Warwick
------------
Wayne Office  Wayne, PA         Lease        5,449 square feet; Lease expires 7/31/99
------------  ----------------  -----------  ----------------------------------------
Lakewood      Stroudsburg, PA   Own          Approximately 57 acres
------------  ----------------  -----------  ----------------------------------------


ITEM  3  -     LEGAL  PROCEEDINGS

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

                     HIGH     LOW
                    -------  -----
CALENDAR YEAR 1996
------------------
First Quarter         1 5/8  1 1/4
Second Quarter        3 3/8  1 3/8
Third Quarter             2  1 1/4
Fourth Quarter        3 7/8  2 5/8

CALENDAR YEAR 1997
------------------
First Quarter         1 7/8   11/5
Second Quarter        1 7/8    3/4
Third Quarter             2    3/4
Fourth Quarter        1 1/8  22/32

CALENDAR YEAR 1998
------------------
First Quarter          1.03    .81
Second Quarter      1 24/25  24/25
Third Quarter         1 1/4    3/4
Fourth Quarter       1 7/16    5/8

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

(A)     INTRODUCTION:

     The Company, through eight of its wholly owned actively operating subsidiaries, provides, owns and operates inpatient and outpatient behavioral health care services and facilities; provides management and billing services to health care providers; operates a health and fitness center; and provides investigative services for the pharmaceutical and clinical research organizations.

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

(B)  RESTATEMENT  FOR  1998
Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1998, it was determined that the reported 1998 results were overstated. Upon examination, it was determined that certain revenue and accounts receivables were over accrued, while certain expenses were understated due to an inadequate provision of accrued unpaid expenses.

The Company restated its 1998 loss to approximately $8,939,044. This is an increase of $4,348,423 versus the previously reported loss of $4,590,621. The details of the components of this loss are discussed below.:


     The 1998 revenue was overstated by $1,875,000. This adjustment was due to the over accruing of net patient revenue and the related accounts receivable. This was primarily caused by:

          1. Inadequate calculation of contractual allowances for Medicare patients of $700,000 and for potential Medicaid patients of $275,000.

          2. Accounts receivable adjustments of $300,000 associated with computer system errors related to net patient revenue.

          3. Inadequate reserves to provide for retroactive payor changes and patient day denials of $600,000.

     The 1998 expenses were understated by $2,475,000 due to the inadequate provision of accrued unpaid expenses and incorrect recording of journal entries. The items in this category consist of:

          1. Lack of a provision for the cost of tail coverage for the claims made malpractice insurance coverage. This amount is $128,000.

          2. Interest expense and property taxes on a discontinued operation were not accrued in the amount of $820,000.

          3. A provision was not made for certain state and local taxes that are not related to the Corporation's net income but rather to the capital structure or to the net revenue of the Corporation. These amounted to $69,000.

          4.   Interest  expense and  commission due on certain of the Company's
               notes  was  not  adequately   provided  for.  These  amounted  to
               $414,000.

          5. A provision was not made for commissions of $84,000 to be paid on a terminated lease.

          6. Certain expense items received after the end of the year for services rendered during the year were not provided for. These amounted to $460,000. The items included legal fees, provision for retrospective adjustment of certain insurance expense and a general provision for unrecorded liabilities.

          7. Certain prepaid expenses and deposits that should have been written off were not. These amounted to $300,000.

          8.   Pharmacy expenses in the amount of $200,000 were not recognized.


As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 present the restated results.

A  summary  of  the  effects  of  the  restatement  follows:

                                    1998          1998
                                 PREVIOUSLY     RESTATED
                                  REPORTED

Net Revenues                    $21,617,054   $19,948,895

Income (Loss) from Operations   $(2,734,793)  $(6,025,624)

Net Income (Loss)               $(4,590,621)  $(8,939,044)

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


16.     Restatement  (continued):

                                      ASSETS


                                                          December 31, 1998
                                                  -------------------------------
                                                    As previously
                                                       Reported        Restated
                                                  ------------------  -----------
Current assets:
Cash                                              $          115,242  $   115,242
Accounts receivable,  net                                  5,588,188    4,411,418
Prepaid and other current assets                             224,215      175,659
                                                  ------------------  -----------
   Total current assets                                    5,927,645    4,702,319
                                                  ------------------  -----------
Contract rights, net of accumulated amortization
  of $1,023,619 in 1998 and $531,011 in 1997                 265,300      265,300
                                                  ------------------  -----------

Real estate and other assets held for sale                 1,100,000    1,100,000
                                                  ------------------  -----------

Property, plant and equipment, net                        14,151,787   14,151,787
                                                  ------------------  -----------

Other assets:
Goodwill, net of accumulated amortization
  of $496,924 in 1998 and $257,598 in 1997                 1,527,981    1,705,231
Deferred finance costs, net of accumulated
  amortization of $1,759,635 in 1998 and
  $241,648 in 1997                                           443,172      443,172
Security deposits                                            109,334       10,467
Restricted cash                                              207,041      207,041
Other                                                        981,436      609,610
                                                  ------------------  -----------
                                                           3,268,964    2,975,521
                                                  ------------------  -----------

                                                  $       24,713,696  $23,194,927
                                                  ==================  ===========

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


16.     Restatement  (continued):

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                             December 31, 1998
                                   ----------------------------------
                                      As Previously
                                        Reported         As Restated
                                   -------------------  -------------
Current liabilities:
Line of credit                     $        4,308,703   $  4,308,703
Current portion of:
  Long-term debt                           15,199,388     16,191,983
  Lease termination fee payable                38,565         38,565
Account payable                             3,748,884      3,748,882
Advances, officers-shareholders               910,692      1,332,692
Accrued expenses                              840,354      1,851,026
Payroll and payroll taxes payable           3,048,183      3,048,183
Due to Medicare                             1,000,000      1,692,389
                                   -------------------  -------------
                                           29,094,769     32,212,423
                                   -------------------  -------------

Long term liabilities:
Notes payable                               2,098,907      2,098,907
Lease termination fee                          93,467         93,467
                                   -------------------  -------------
                                            2,192,374      2,192,374
                                   -------------------  -------------

Shareholders' deficiency:
Preferred stock                                    17             17
Common stock                                   15,949         15,949
Additional paid in capital                 11,374,340     11,086,340
Accumulated deficit                       (17,963,753)   (22,312,176)
                                   -------------------  -------------
                                           (6,573,447)   (11,209,870)
                                   -------------------  -------------

                                   $       24,713,696   $ 23,194,927
                                   ===================  =============

                               CORECARE SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1998, 1997 AND 1996

16.     Restatement  (continued):
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                               December 31, 1998
                                ----------------------------------------
                                      As Previously
                                         Reported             Restated
                                --------------------------  ------------
Revenue:
Patient services, net           $              18,125,610   $16,457,451
Management services                             1,962,803     1,962,803
Health and fitness center                         450,625       450,625
Rental income                                   1,078,016     1,078,016
                                --------------------------  ------------
                                               21,617,054    19,948,895
                                --------------------------  ------------
Direct costs:
Patient services                                8,684,360     8,884,360
Management services                               842,438       842,438
Health and fitness center                         278,774       278,774
                                --------------------------  ------------
                                                9,805,572    10,005,572
                                --------------------------  ------------

Gross profit                                   11,811,482     9,943,323
                                --------------------------  ------------

Operating expenses:
Salaries and employee benefits                  3,418,430     3,552,430
Selling and administrative                      5,906,911     6,994,583
Amortization                                    2,423,054     2,423,054
Depreciation                                      482,360       482,360
Provision for bad debts                         1,946,140     2,147,140
Impaired asset write down                         369,380       369,380
                                --------------------------  ------------
Total operating expenses                       14,546,275   15,968,947
                                --------------------------  ------------

Income (loss) from operations                  (2,734,793)   (6,025,624)
                                --------------------------  ------------

Non-operating expenses:
Interest expense                                1,855,828     2,913,420
                                --------------------------  ------------
                                                1,855,828     2,913,420
                                --------------------------  ------------

Net loss                        $              (4,590,621)  $(8,939,044)
                                ==========================  ============

Basic net loss per share        $                   (0.33)  $     (0.65)
                                ==========================  ============

Diluted net loss per share      $                   (0.33)  $     (0.65)
                                ==========================  ============

Weighted  average  number  of
common  shares

(C)  RESTATEMENT  FOR  1997


     In its Registration Statement on Form 10-SB, the Company reported a loss from operations of $(460,259) for the year ended December 31, 1997, a loss before income tax benefit of $(2,586,076) and net income after income tax benefit of $1,197,656. Subsequent to the filing of the Company's Form 10-SB, the Company determined that the reported 1997 results were overstated due to over-accrual of revenues. The Company over-accrued amounts due from a significant third party payor, resulting from a miscalculation of the allowable per diem charges for in-patient services. Primarily as a result of the restatement of these revenues, the Company's loss from operations is anticipated to be restated from ($460,259) to approximately $(2,840,259).

     Based on the prior calculation of the allowable per diem charges for inpatient services, at the time the 1997 financial statements were issued and at the time the 10-SB was filed, Management's estimates permitted the Company to record a deferred tax benefit in 1997 in accordance with SFAS 109. Had the recalculated per diem charge been used in Management's estimates, the deferred tax benefit would not have been recognized. As a result, the Company's 1997 results will be restated to eliminate the $3,783,732 income tax benefit previously reported. As a result of the elimination of this income tax benefit and the reduction in revenues, the Company's previously reported net income of $1,197,656 in 1997 will be restated to a net loss of $(4,966,076).

                                    1997          1997
                                 PREVIOUSLY     RESTATED
                                  REPORTED
                                ------------  ------------

Net Revenues                    $12,854,184   $10,465,184

Income (Loss) from Operations   $  (460,259)  $(2,840,259)

Net Income (Loss)               $ 1,197,656   $(4,966,076)

     A  summary  of  the  effects  of  the  restatement  follows:

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


                            Restatement (continued):

                                     ASSETS



                                    December 31, 1997
                                      ---------------
                                      As Previously
                                         Reported     As Restated
                                      --------------  ------------

Current assets:
Cash                                  $      304,267  $    304,267
Accounts receivable, net                   4,955,473     2,575,473
Prepaid & other current assets               212,367       212,367
Deferred income taxes                                    1,555,000
                                                      ------------
Total current assets                       7,027,107     3,092,107
                                      --------------  ------------

Contract rights, net of accumulated
  amortization of $1,023,619 in 1998
  and $531,011 in 1997                       548,663       548,663
                                      --------------  ------------

Real estate and other assets
  held for sale                            1,513,723     1,513,723
                                      --------------  ------------

Property, plant and equipment net         10,727,385    10,727,385
                                      --------------  ------------

Other assets:
  Goodwill, net of
  accumulated amortization
  of $496,924 in 1998
  and 257,598 in 1997                      1,801,155     1,801,155
  Deferred finance costs,
  net of accumulated
  amortization of
  $1,759,635 in 1998 and
  $241,648 in 1997                           305,354       305,354
  Security deposits                          108,468       108,468
  Restricted cash                            197,394       197,394
  Deferred income taxes                                  2,228,732
  Other                                      247,232       247,232
                                      --------------  ------------
                                           4,888,335     2,659,603
                                      --------------  ------------

                                      $   24,705,213  $ 18,541,481
                                      ==============  ============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996



16.     Restatement  (continued):



                 LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                       December 31, 1997
                                      -------------------
                                        As Previously
                                           Reported          As Restated
                                      -------------------  ---------------

Current liabilities:
  Line of credit                      $        1,582,240   $    1,582,240
  Current portion of:
  Long-term debt                              10,203,425       10,203,425
  Lease termination fee payable                   38,565           38,565
  Obligations under capital lease                 71,763           71,763
  Accounts payable                             2,275,442        2,275,442
  Advances, officers-shareholders              1,013,428        1,013,428
  Accrued expenses                             2,091,675        2,091,675
  Payroll and payroll taxes payable            1,688,105        1,688,105
                                      -------------------  ---------------
  Total current liabilities                   18,964,643       18,964,643
                                      -------------------  ---------------

Long term liabilities:
  Notes payable                                2,192,798        2,192,798
  Lease termination fee payable                   93,467           93,467
                                      -------------------  ---------------
                                               2,286,265        2,286,265
                                      -------------------  ---------------
Commitments and contingencies

Company obligated mandatorily
  redeemable Series E convertible
  preferred stock (redemption value
  $943,400 in 1998 and  1997)                  1,293,271        1,293,271
                                      -------------------  ---------------

Shareholders' equity (deficiency):
  Preferred stock                                     26               26
  Common stock                                    12,694           12,694
  Additional paid in capital                   9,357,714        9,357,714
  Accumulated deficit                         (7,209,400)     (13,373,132)
                                      -------------------  ---------------
                                               2,161,034       (4,002,698)
                                      -------------------  ---------------

                                      $       24,705,213   $   18,541,481
                                      ===================  ===============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996




                                       December 31, 1997
                                      -------------------
                                         As Previously
                                           Reported         As Restated
                                      -------------------  -------------
Revenue:
  Patient services, net               $       10,050,834   $  7,670,834
  Management services                          1,760,075      1,760,075
  Health and fitness center                      521,414        521,414
  Rental income                                  512,861        512,861
                                      -------------------  -------------
                                              12,845,184     10,465,184
                                      -------------------  -------------
Direct costs:
  Patient services                             4,753,042      4,753,042
  Management services                            254,269        254,269
  Health and fitness center                      304,055        304,055
                                      -------------------  -------------
                                               5,311,366      5,311,366
                                      -------------------  -------------

Gross profit                                   7,533,818      5,153,818
                                      -------------------  -------------

Operating expenses:
  Salaries and employee benefits               2,716,304      2,716,304
  Selling and administrative                   3,730,504      3,730,504
  Amortization                                   677,067        677,067
  Depreciation                                   279,546        279,546
  Provision for bad debts                        590,656        590,656
  Impaired assets write down                           -              -
  Total operating expenses                     7,994,077      7,994,077
                                      -------------------  -------------

Income (loss) from operations                   (460,259)    (2,840,259)
                                      -------------------  -------------

Non-operating expenses:
  Interest expense                             1,844,284      1,844,284
  Factor fees                                    281,533        281,533
                                      -------------------  -------------
                                               2,125,817      2,125,817
                                      -------------------  -------------

Net income (loss) before
     income tax benefit                       (2,586,076)    (4,966,076)

Income tax (benefit) expense                   3,783,732
                                      -------------------

Net income (loss)                     $        1,197,656   $ (4,966,076)
                                      ===================  =============

Basic net income (loss) per share     $              .11   $       (.44)
                                      ===================  =============

Diluted net income (loss) per share   $              .08   $       (.44)
                                      ===================  =============

Weighted average number of
  common shares outstanding                   11,326,617     11,326,617
                                      ===================  =============

(C)     RESULTS  OF  OPERATIONS:

          (C)(1)     1998  VERSUS  1997:

Revenues:
---------
Operating revenues in 1998 increased by $9,483,711, or 91%, from $10,465,184 in 1997 to $19,948,895 in 1998. The increase was primarily due to improvements in Net Patient Service Revenues, which increased by $8,786,617 from $7,670,834 in 1997 to $16,457,451, as a result of a 114% increase in patient days in 1998 at the Kirkbride Center and at Westmeade at Warwick.

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

                KIRKBRIDE CENTER - INPATIENT ACTIVITY STATISTICS

1997
----

QUARTER                        1st    2nd    3rd    4th
----------------------------  -----  -----         ------

Admissions                             289    504     622
----------------------------         -----  -----  ------
Average Length of Adult Stay          8.56   8.93    8.86
----------------------------         -----  -----  ------
Patient Days                         2,295  4,467   5,524
----------------------------         -----  -----  ------
Average Daily Census                  25.2   48.6    60.0
----------------------------         -----  -----  ------


1998
----------------------------
QUARTER                         1st    2nd    3rd     4th
----------------------------  -----  -----  -----  ------
Admissions                      726    735    787     831
----------------------------  -----  -----  -----  ------
Average Length of Adult Stay   9.29  10.34  11.49   12.65
----------------------------  -----  -----  -----  ------
Patient Days                  6,898  7,599  9,044  10,512
----------------------------  -----  -----  -----  ------
Average Daily Census           76.6   83.5   98.3   114.3
----------------------------  -----  -----  -----  ------


Terms  Defined:
---------------
     Admissions
     - A patient which a doctor has diagnosed as requiring inpatient hospital treatment.

     Patient  Days
     - Each patient that is in an inpatient hospital bed at midnight is counted as one patient day.

Terms  Defined  Continued:
--------------------------

     Average  Length  of  Stay
     - Total inpatient days, including acute care plus drug and alcohol, divided by the total number of admissions during the period

     Average  Daily  Census
     -     The  average  number  of  patients  in  the  hospital.

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


Direct  Costs:
--------------
     Direct  costs increased 88.4% from 5,311,366 in 1997 to $10,005,572 in 1998 primarily due to increases in Patient Services of $4,131,318 and Management Services of $588,169, which were partially offset by reductions of $25,281 at the Health and Fitness Center. Direct costs declined as a percentage of total revenue from 51% to 50%.

     Cost of Patient Services increased by $4,131,318 from $4,753,042 in 1997 to $8,884,360 in 1998 due to increased census at Kirkbride and at Westmeade at Warwick. Patient Services Expenses declined as a percentage of total revenue from 45.4% in 1997 to 44.5% in 1998 due to improved staffing controls. The Company established a CoreFlex staffing policy to maintain staffing at efficient levels per occupied bed as census fluctuates. A centralized staffing coordinator department manages staffing on an integrated basis throughout the company.

     Cost of Management Services increased by $588,169 from $254,269 to $842,438 in 1998 primarily as a result of costs associated with the Preferred Medical Services acquisition.

     Cost of the Health and Fitness Center decreased by $25,281 from $304,055 to $278,774 as the company adjusted staffing commensurate with the decline in membership.

Gross  Profits:
---------------
     Gross profits increased by $4,789,505 or 92.9% from $5,153,818 in 1997 to $9,943,323 in 1998. The Gross Margin increased from 49.2% in 1997 to 49.8% in 1998.

Operating  Expenses:
--------------------
     Operating expenses increased by $7,974,870 from $7,994,077 to $15,968,947 primarily due to increases of $3,264,079 in Selling and Administrative Expense, $1,745,987 in Amortization Expense, $1,556,484 in Bad Debt Expense, and Salaries Expense of $836,126.

     Salaries and Employee Benefits expense increases were attributable to higher staffing levels necessary to service the increase in average daily census. Salaries and Employee Benefits decreased as a percentage of total revenue from 26.0% in 1997 to 17.8% in 1998 due to operating efficiencies achieved at the higher revenue level in 1998. 1997 was a start up year at the Kirkbride Center. Comparisons between 1998 and 1997 is difficult as a portion of these costs were included in a third party management contract for the Kirkbride Center which are shown in Selling and Administrative Expense in 1997.

     Selling and Administrative Expense increased by $3,264,079 from $3,730,504 to $6,994,583 due to costs associated with internally managing the Kirkbride Center resulting from the increase in average daily census. Selling and Administrative Expense declined as a percentage of total revenue from 35.6% to 35.0%.

     - Due to the 1997 Management Contract being allocated to Salaries and Administrative Expenses; a relevant comparison is the combined costs of these categories which declined from 61.6% to 52.9% in 1998, reflecting improvements in operating efficiencies.

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

     The Company produced a net loss of ($8,939,044) in 1998 compared to a net loss of ($4,966,076) in 1997.

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

     -     Kirkbride  Center  -  5,138,102,  or  49%  of  revenues;

     -     Quantum/Managed  Mental  Health  Inc.   -  (no  revenues);

     - CoreCare Management, Inc. - $994,419 for the first six months of 1998, or 8% of revenues (this unit has also been used "in house" to service other operations of the Company);

     The balance of 1997 revenue was generated by various subsidiaries of $4,332,663 or approximately 41% of revenue of which Westmeade represented 20%. The relative significance, in terms of their contribution to consolidated revenues, of entities acquired in 1997 was substantially reduced because of Kirkbride's significance.


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

     Selling and Administrative Expenses in 1997 increased approximately 5% over 1996 to $3,730,004 or 36% of revenues versus $3,526,479 or 50% of revenues in 1996. This is attributable to the increase in revenues without a comparable increase in fixed costs reflecting greater operational efficiency. Overhead efficiency improved due to revenue growth as well as consolidation of administrative costs. In August 1997, the Company closed its former corporate office located in Erdenheim, PA and merged such functions with CoreCare Management, Inc. thereby decreasing annual overhead expenses.

     Operating salaries and employee benefits represented 26% and 29% of net revenues for 1997 and 1996, respectively, due again to the increase in revenues without a comparable increase in fixed costs.

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

     The weighted average number of common shares outstanding in 1997 was 11,326,617 shares, which represented a 29% increase over 1996 levels. Net gain per common share was $.44 in 1997 from $(.41) in 1996.


ANALYSIS  OF  1997  OPERATIONS:
-------------------------------
     In 1996 the Company had only four operating units, consisting of residential psychiatric treatment facilities (2), outpatient care and a health and fitness center. In 1997, the Company's operations were carried on in seven service lines:

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Operating  Activities:
----------------------
     Net Cash Provided {Used} by Operations was ($2,571,178), ($590,800), and ($3,150,013) in 1998, 1997, and 1996, respectively. The decrease in cash provided by operations in 1998 compared to 1997 was primarily the result of (I) increase in the net loss which was partially offset by increases in non-cash expenses for Amortization, Depreciation, and Impaired Asset Write-down, and (II) increase in accounts receivables of $1,211,806 associated with the rise in revenue.

Investing  Activities:
----------------------
     Investing  activities  used  $5,680,966,  $8,582,284, and $435,332 in 1998,
1997,  and  1996,  respectively.

Financing  Activities:
----------------------
     The company borrowed $13,151,789, $8,669,095, and $4,678,390 during fiscal years 1998, 1997, and 1996, respectively. The borrowings in 1997 were primarily related to the acquisition of the Kirkbride facility and in 1998 the borrowings were primarily used to refinance the debt associated with the Kirkbride acquisition and start-up losses. The company repaid $9,311,823, $618,080, and $2,551,248 in debt during fiscal years 1998, 1997, and 1996, respectively.

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


/s/  Rose  S.  DiOttavio               President  and  Director
------------------------
Rose  S.  DiOttavio


/s/  Thomas  X.  Flaherty              Director
-------------------------
Thomas  X.  Flaherty


/s/  George  P.  Stasen                Director
-----------------------
George  P.  Stasen


/s/  Charles  A.  Burton               Director
------------------------
Charles  A.  Burton


/s/  Brad  Barry                       Executive  Vice  President  &
----------------
Brad  Barry                            Chief  Financial  Officer



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



ITEM  8  -     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
          ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM  9  -     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
     PERSONS

     As of March 1999, the directors, executive officers, and senior managers of the Company are as follows:

     DIRECTORS  &  OFFICERS:

               NAME                  AGE               POSITION
Thomas T. Fleming                     72  Chairman of the Board of
Directors and CEO

Rose S. DiOttavio                     48  President, Treasurer and a Director

Thomas X. Flaherty                    38  Director

George P. Stasen                      53  Director

Charles A. Burton                     53  Director

Brad Barry                            54  Executive Vice President &
Chief Financial Officer

Keith Day, MBA                        42  Senior Vice President &
Corporate Secretary

Mark Novitsky, M.D.                   45  Senior Vice President &
Corporate Medical Director

Fred Baurer, M.D.                     41  Senior Vice President &
Medical Director, Kirkbride Center

John Schrogie, M.D.                   63  Senior Vice President

John Fleming                          44  Vice President Development

Ella M. Bowen, ED.D.                  53  Vice President of Community
Relations and Public Affairs

Meg Givnish-Mercer                    59  Vice President for Education and
Training

Daniel B. LoPreto, Ph.D.              39  Vice President of Quality
Management

Albert Campana, MBA                   48  Vice President for Core Services &
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

OFFICERS  OF  THE  COMPANY:
---------------------------

     BRAD BARRY joined CoreCare Systems, Inc. in June 1999 as Executive Vice President CFO. Formerly, he was Senior Vice President and CFO and a founder of Omnia. Prior to joining Omnia, Mr. Barry was the Vice President of Mergers and Acquisitions for Vanguard. Mr. Barry has over 20 years of senior health care financial management experience, having served both as Chief Financial Officer and Chief Operating Officer for various hospitals ranging in size from 100 to 300 beds. In addition, he has extensive experience in health care data processing, having been Vice President of Product Development for a major health care software firm. He is a member of Widener University's adjunct faculty in their MBA in Health Administration. Mr. Barry received a BS in Commerce and Engineering Science from Drexel University, his MBA in Accounting and Finance from Drexel University and his MHA from Widener University. Currently, Mr. Barry serves as a director on two non-profit health care provider boards and one for-profit health care company in the medical device industry.

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

                                       SUMMARY COMPENSATION TABLE
                                         LONG TERM COMPENSATION
                                        1998 ANNUAL COMPENSATION


                                                                                             Securities
                                                                                             ----------
                                                                                 Restricted  Underlying
                                                               All Other Annual  ----------  ----------
Name and Principal Position                Salary   Bonus ($)    Compensation      Stock      Options
----------------------------------------  --------  ---------  ----------------  ----------  ----------
Thomas Fleming, Chairman                  $120,000        -0-             6,758         -0-         -0-
Of the Board and Chief Executive Officer                       car allowance
Rose S. DiOttavio,  President             $120,000        -0-               -0-         -0-         -0-

Richard C. Beatty                          107,466        -0-               -0-         -0-         -0-
David Baron                                250,542        -0-               -0-         -0-         -0-
----------------------------------------  --------  ---------  ----------------  ----------  ----------

1)     Refer  to  General  Information  above.

THE COMPANY HAS NOT PRESENTED COMPENSATION FOR 1997 IN THE TABLE AS MR. FLEMING AND MS. DIOTTAVIO DID NOT RECEIVE COMPENSATION IN 1997 AND NO OTHER OFFICER OF THE COMPANY RECEIVED COMPENSATION IN EXCESS OF $100,000 IN 1997.


(C)     OPTIONS/SAR  GRANTS:
        --------------------

(a)                      (b)             (c)           (d)          (e)
------------------  -------------  ---------------  ----------  -----------
Year ended 1998
------------------
                      Number of        %Total
                     Securities     Options/SARS     Exercise
                     Underlying      Granted to      or Base
                    Options/SARS      Employees       Price     Expiration
Name                   Granted     in Fiscal Year     ($/Sh)       Date
------------------  -------------  ---------------  ----------  -----------
Thomas T. Fleming             -0-             -0-
------------------  -------------  ---------------  ----------  -----------
Rose S. DiOttavio             -0-             -0-
------------------  -------------  ---------------  ----------  -----------
David Baron               100,000              23%  $  1.25/sh      7/15/02
------------------  -------------  ---------------  ----------  -----------
Richard C. Beatty          40,000               9%  $  1.50/sh     12/31/98
------------------  -------------  ---------------  ----------  -----------


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


                             PRINCIPAL SHAREHOLDERS
                      NUMBER OF SHARES BENEFICIALLY OWNED 1


NAME AND
ADDRESS OF
BENEFICIAL              COMMON       SERIES A    SERIES E    SERIES F
OWNER                   STOCK2       PREFERRED  PREFERRED3  PREFERRED4
                                                ----------
Officers and
Directors:
-----------------
Thomas T.                 1,673,470      3,000                 1,270.6
Fleming5                    (10.5%)


Rose S.                   1,687,500      3,000                     350
DiOttavio6                  (10.6%)


Thomas X.                   405,000
Flaherty7                       (*)

David Baron  8              101,000
                                (*)
                   ----------------
Richard Beatty  9            66,000
                                (*)
                   ----------------
John Fleming  10             56,000
                                (*)
                   ----------------
Ella M. Bowen                   500
                                (*)
                   ----------------
Daniel LoPreto               10,600
                                (*)
                   ----------------
Meg Givnish-                 68,990
Mercer  11                      (*)
-----------------  ----------------


Roberta                      15,500
Mainiero  12                    (*)
-----------------  ----------------
                          4,262,200
Total Officers              (24.7%)      6,000                 1,620.6
and Directors:
-----------------

(b) Other
Beneficial
Owners:
-----------------
Phila.             1,327,956 (8.3%)
Ventures, 11,
L.P.13
Phila.
Ventures-Japan
1, L.P.
Phila.
Ventures-Japan,
11-L.P.

200 S. Broad
Street 8th Floor
Philadelphia,
Pa. 19102
-----------------
Total Other               1,327,956
Beneficial                   (8.3%)
Owner

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

SERIES  A  PREFERRED  STOCK
---------------------------

     The Company has authorized 10,000 shares of Series A Preferred Stock, $.001 par value per share, of which 6,000 shares are issued and outstanding as of the date of this Registration Statement. The Company's Series A Preferred Stock has a liquidation value of $100.00 per share ($600,000 in the aggregate) in liquidation of the Company; a preference over Common Stock to the extent of its liquidation value; and is entitled to annual dividends in the amount of $4.00 per share (i.e., an annual rate of four (4%) percent) payable semi-annually in arrears unless and until a "Dividend Reset Event" occurs. After a Dividend Reset Event, the annual dividend rate on Series A Preferred will be increased from four (4%) percent to a rate equal to the "prime rate" as published in the Wall Street Journal as of the last business day preceding the Dividend Reset
---------------------
Event plus six (6%) percent. The Series A Preferred is redeemable by the Company, at liquidation value, in whole or in part, at any time after a Dividend Reset Event, upon not less than thirty (30) days written notice.

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




SCHIFFMAN  HUGHES  BROWN
Certified  Public  Accountants
Blue  Bell,  Pennsylvania
October  6,  1999

              FINANCIAL  STATEMENTS


                                            PAGE
Independent Auditor's Report                   58

Consolidated Balance Sheets                 59-60

Consolidated Statements of Operations          61

Consolidated Statements of Changes in
Shareholders' Equity                           62

Consolidated Statements of Cash Flows          63

Notes to Consolidated Financial Statements  64-90

                             CORECARE SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                          INDEPENDENT AUDITOR'S REPORT



To  the  Shareholders  and  Board  of  Directors
CoreCare  Systems,  Inc.
Philadelphia,  Pennsylvania


We  have  audited  the  accompanying  consolidated  balance  sheets  of CoreCare
Systems, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' deficiency, and cash flows for each of the years in the three year period ended December 31, 1998 (1997 Restated - see Notes 1 and 17). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 16 to the financial statements, certain errors resulting in overstatement of previously reported accounts receivables and understatement of liabilities as of December 31,1998 were discovered by management of the Company during the current year. The financial statements have been restated to reflect the corrections.



SCHIFFMAN  HUGHES  BROWN
Blue  Bell,  Pennsylvania
March  9,  1999,  except  for  Note  16, as to which the date is August 17, 1999

                             CORECARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                  1998         1997
                                              -----------  -----------
                                              As Restated  As Restated
                                              See Note 16  See Note 17

Current assets:
  Cash                                        $   115,242  $   304,267
  Accounts receivable, net                      4,411,418    2,575,473
  Prepaid and other current assets                175,659      212,367
                                              -----------  -----------
    Total current assets                        4,702,319    3,092,107
                                              -----------  -----------

Contract rights, net of accumulated
 amortization of $1,023,619 in 1998
 and $531,011 in 1997                             265,300      548,663
                                              -----------  -----------

Real estate and other assets held for sale      1,100,000    1,513,723
                                              -----------  -----------

Property, plant and equipment net              14,151,787   10,727,385
                                              -----------  -----------

Other assets:
  Goodwill, net of accumulated amortization
   of $496,924 in 1998 and 257,598 in 1997      1,705,231    1,801,155
  Deferred finance costs, net of accumulated
   amortization of $1,759,635 in 1998 and
   $241,648 in 1997                               443,172      305,354
  Security deposits                                10,467      108,468
  Restricted cash                                 207,041      197,394
  Other                                           609,610      247,232
                                              -----------  -----------
                                                2,975,521    2,659,603
                                              -----------  -----------

                                              $23,194,927  $18,541,481
                                              ===========  ===========

     The  accompanying  notes  are  an integral part of the financial statements

                             CORECARE SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997




                 LIABILITIES  AND  SHAREHOLDERS'  DEFICIENCY



                                               1998           1997
                                           -------------  -------------
                                            As Restated    As Restated
                                            See Note 16    See Note 17
Current liabilities:
  Line of credit                           $  4,308,703   $  1,582,240
   Current portion of:
    Long-term debt                           16,191,983     10,203,425
    Lease termination fee payable                38,565         38,565
    Obligations under capital lease                             71,763
  Accounts payable                            3,748,882      2,275,442
  Advances, officers-shareholders             1,332,692      1,013,428
  Accrued expenses                            1,851,026      2,091,675
  Payroll and payroll taxes payable           3,048,183      1,688,105
  Due to Medicare                             1,692,389
                                           -------------
          Total current liabilities          32,212,423     18,964,643
                                           -------------  -------------

Long term liabilities:
  Notes payable                               2,098,907      2,192,798
  Lease termination fee payable                  93,467         93,467
                                           -------------  -------------
                                              2,192,374      2,286,265
                                           -------------  -------------
Commitments and contingencies

Company obligated mandatorily redeemable
  Series E convertible preferred stock
  (redemption value $943,400 in 1997)                 0      1,293,271
                                           -------------  -------------

Shareholders' deficiency:
  Preferred stock                                    17             26
  Common stock                                   15,949         12,694
  Additional paid in capital                 11,086,340      9,357,714
  Accumulated deficit                       (22,312,176)   (13,373,132)
                                           -------------  -------------
                                            (11,209,870)    (4,002,698)
                                           -------------  -------------

                                           $ 23,194,927   $ 18,541,481
                                           =============  =============

                                        CORECARE SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                        1998             1997               1996
                                  -----------------  ------------  -----------------------
                                     As Restated     As Restated
                                     See Note 16     See Note 17
Revenue:
  Patient services, net           $     16,457,451   $ 7,670,834   $            5,741,894
  Management services                    1,962,803     1,760,075                  717,423
  Health and fitness center                450,625       521,414                  564,987
  Rental income                          1,078,016       512,861
                                        19,948,895    10,465,184                7,024,304
                                  -----------------  ------------  -----------------------
Direct costs:
  Patient services                       8,884,360     4,753,042                2,561,845
  Management services                      842,438       254,269                  444,433
  Health and fitness center                278,774       304,055                  118,738
                                  -----------------  ------------  -----------------------
                                        10,005,572     5,311,366                3,125,016
                                  -----------------  ------------  -----------------------

Gross profit                             9,943,323     5,153,818                3,899,288
                                  -----------------  ------------  -----------------------

Operating expenses:
  Salaries and employee benefits         3,552,430     2,716,304                2,011,950
  Selling and administrative             6,994,583     3,730,504                3,526,479
  Amortization                           2,423,054       677,067                  572,576
  Depreciation                             482,360       279,546                  218,936
  Provision for bad debts                2,147,140       590,656                  374,601
  Impaired asset write down                369,380
                                  -----------------  ------------  -----------------------
    Total operating expenses            15,968,947     7,994,077                6,704,542
                                  -----------------  ------------  -----------------------

Loss from operations                    (6,025,624)   (2,840,259)              (2,805,254)
                                  -----------------  ------------  -----------------------

Non-operating expenses:
  Interest expense                       2,913,420     1,844,284                  640,008
  Factor fees                              281,533       110,383
                                  -----------------  ------------  -----------------------
                                         2,913,420     2,125,817                  750,391
                                  -----------------  ------------  -----------------------

Net loss                          $     (8,939,044)  $(4,966,076)  $           (3,555,645)
                                  =================  ============  =======================

Basic net loss per share          $           (.65)  $      (.44)  $                 (.41)
                                  =================  ============  =======================

Diluted net loss per share        $           (.65)  $      (.44)  $                 (.41)
                                  =================  ============  =======================


Weighted average number of
 common shares outstanding              13,758,587    11,326,617                8,744,842
                                  =================  ============  =======================

     The  accompanying  notes  are  an integral part of the financial statements

                                                     CORECARE SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                        Additional
                        Common  Stock       Preferred  Stock      Paid  In     Accumulated
                    -----------------     ------------------


                                     Shares      Par Value      Shares     Par Value     Capital       Deficit         Total
                                   -----------  ------------  ----------  -----------  ------------  -------------  -------------

Balance, December 31, 1996         10,491,326        10,491      17,868           32     7,286,388    (8,407,056)    (1,110,145)

Net loss for the year ended
 December 31, 1997 (as Restated,
 See Note 17)                                                                                         (4,966,076)    (4,966,076)

Issuance of common stock            1,785,587         1,786                              2,056,207                    2,057,993
Conversion of preferred stock
 to common stock                      416,615           417        (850)          (6)       15,119                       15,530
                                   -----------  ------------  ----------  -----------  ------------  -------------  -------------

Balance, December 31, 1997
 (as Restated, See Note 17)        12,693,528        12,694      17,018           26   $ 9,357,714  $(13,373,132)  $ (4,002,698)

Net loss for the year
 ended December 31, 1998
 (as Restated, See Note 16)                                                                           (8,939,044)     (8,939,044)

Issuance of common stock            2,063,554         2,063   1,224,538                                                1,226,601

Conversion of preferred stock
 to common stock                    1,192,046         1,192      (9,934)          (9)    1,292,088                     1,293,271

Reclass of unpaid services
 to loans from officers                                                                   (288,000)                     (288,000)

Redemption of warrants                                                                    (500,000)                     (500,000)
                                   -----------  ------------  ----------  -----------  ------------  -------------  -------------

                                   15,949,128   $    15,949       7,084   $       17   $11,086,340  $(22,312,176)  $(11,209,870)
                                   ===========  ============  ==========  ===========  ============  =============  =============

                                    CORECARE SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                         1998           1997          1996
                                                     -------------  ------------  ------------
As Restated                                           As Restated
See Note 16                                           See Note 17
Cash flows from operating activities:
  Net loss                                           $ (8,939,044)  $(4,966,076)  $(3,555,645)
  Common stock issued for services
    and interest expense                                  769,005       690,766       313,000
  Contributed capital for services                       (288,000)                    144,000
  Non-cash adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation                                          482,360       279,546       218,936
    Amortization                                        2,423,054       677,067       572,576
    Impaired asset write down                             369,380
    Allowance for doubtful accounts                      (224,069)     (151,198)        2,021
  (Increase) decrease in operating assets:
    Accounts receivable                                (1,211,806)   (1,329,723)     (597,202)
    Other current assets                                   36,708      (210,495)       63,230
    Deposits                                               98,001         8,558       (73,050)
    Deferred costs                                                      (65,000)       65,000
    Other assets                                         (372,025)     (237,683)     (180,787)
  Increase (decrease) in operating liabilities:
    Accounts payable                                    1,473,440     1,466,235       202,035
    Lease payable                                                                     168,717
    Accrued expenses                                     (240,649)    1,759,275      (267,013)
    Payroll taxes payable                               1,360,078     1,487,928      (225,831)
    Due to Medicare                                     1,692,389
                                                     -------------
Net cash used in operating activities                  (2,571,178)     (590,800)   (3,150,013)
                                                     -------------  ------------  ------------

Cash flows from investing activities:
  Increase in capitalized financing costs              (1,828,938)     (114,157)     (378,775)
  Purchase of property and equipment                   (3,852,028)   (8,468,127)      (18,014)
  Purchase of contract rights                                                         (38,543)
                                                     -------------
Net cash used in investing activities                  (5,680,966)   (8,582,284)     (435,332)
                                                     -------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of stock                         256,597       948,817     1,176,276
  Advances from officers                                  319,264       481,472       246,976
  Repayment of notes                                   (9,311,823)     (618,080)   (2,551,248)
  Repayment of lease obligations                          (71,763)      (17,413)      (54,346)
  Proceeds from short and long term debt               13,151,789     8,669,095     3,065,361
  Increase in debt due to accrued interest                992,592
  Proceeds from line of credit                          2,726,463       (30,789)    1,613,029
                                                     -------------  ------------  ------------
Net cash provided by financing activities               8,063,119     9,433,102     3,496,048
                                                     -------------  ------------  ------------

Net increase (decrease) in cash                          (189,025)      260,018       (89,297)

Cash, beginning of period                                 304,267        44,249       133,546
                                                     -------------  ------------  ------------

Cash, end of period                                  $    115,242   $   304,267   $    44,249
                                                     =============  ============  ============

Supplemental disclosures of cash flows information:
  Interest paid                                      $    815,705   $   646,145   $   616,749
                                                     =============  ============  ============
  Taxes paid                                         $        -0-   $       -0-   $       -0-
                                                     =============  ============  ============

Non-cash financing activities:
  Redemption of warrants for debt                    $    500,000
                                                     =============

Non-cash investing activities:
  Businesses acquired                                $    201,000   $   200,000
                                                     =============  ============
  Common stock issued for services                   $    769,005   $   690,766   $   313,000
                                                     =============  ============  ============

                             CORECARE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1.   Restatement:

     Subsequent to the issuance of the 1998 audited financial statements, it came to management's attention that the 1998 financial statements contained inaccuracies. The 1998 financial statements contained herein have been restated (see Note 16). During the audit of the 1998 financial records, it came to management's attention that the 1997 financial statements contained inaccuracies. The 1997 financial statements contained herein have been restated (see Note 17).

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

     Concentration  of  credit  risk:

     Financial instruments which subject the Company to concentration of credit risk consist of trade receivables from government health care systems, such as Medicare, Medicaid and Community Behavioral Health care providers.

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

     Deferred  finance  costs:

     Deferred finance costs arising from the acquisition of long term debt are being amortized using the straight-line method over the terms of the related subordinated convertible promissory notes.

     Net  patient  service  revenue:

     Patient service revenue is recorded net of contractual allowances and accounted for using the accrual method of accounting based upon the Company's established standard rates during the period in which the services are provided. Contractual and other allowances, including uncollectible amounts, are accounted for on the accrual basis so as to include accounts receivable and net patient revenue amounts expected to be realized through payments from third-party payors and others. Revenue received under certain third-party arrangements is subject to audit and retroactive adjustment by such payors. Such adjustments are accrued for on an estimated basis and adjusted when final settlements are determined.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

3.   Summary of significant accounting policies (continued):

     Goodwill  and  contract  rights:

     Costs in excess of the fair value of net assets acquired are being amortized on a straight-line basis over a 40 year period. Certain acquisition costs are written off at an accelerated rate if it appears that the economic value of such costs is reduced.

     Contract rights are being amortized using the straight-line method of accounting over a three to five year period.

     Property,  plant  and  equipment  and  depreciation:

     Property, plant and equipment are stated at cost less accumulated depreciation. Additions and betterments are capitalized and maintenance and repairs are charged to current operations. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is included in current operations. Depreciation is provided using the straight line method. Estimated useful lives of the assets are:

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

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

4.   Acquisitions:

     Kirkbride  Center:

     On February 27, 1997, the Company, through its wholly-owned subsidiary, CoreCare Behavioral Health Management, Inc., acquired the property of the Institute of Pennsylvania Hospital and re-named it Kirkbride Center (Kirkbride). Kirkbride is comprised of 420,000 square feet of commercial real estate on 27 acres of land in West Philadelphia, Pennsylvania.

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

     Quantum commenced operations in 1998 and signed four clinical research contracts which should generate revenue in 1999.

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

5.   Real estate and other assets held for sale:

     On July 22, 1992, in connection with the acquisition of Lakewood Retreat, Inc., the Company purchased real estate which included 56.7+ acres of unimproved, - developable land. Upon acquisition, the cost allocated to the developable land, of $115,857, was based upon the then fair market value of the unimproved developable land.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

5.   Real estate and other assets held for sale (continued):

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

6.   Accounts receivable:

     In June 1998, the Company entered into a revolving line of credit pledging the accounts receivable as collateral. This facility replaced the factoring agreement which was in place from January 1996 through May 1998.

     In January, 1996, a subsidiary of the company entered into an Agreement with a factor whereby the Company can sell (with recourse) up to $2,500,000 of certain accounts receivable on a revolving basis. The agreement obligates the subsidiary to repurchase accounts receivable which have defaulted. Upon the sale of the accounts receivable to the factor, the subsidiary receives proceeds of approximately 80% of such accounts receivables. The factor holds approximately 19% of the accounts receivable as a reserve. The reserves are maintained as a fixed percentage of the cumulative balance of sold and unpaid receivables. Reserves in excess of required balances are remitted to the subsidiary.

     As a result of the Kirkbride Center acquisition, this arrangement was expanded permitting the company to sell up to $5,000,000 of certain account receivables in its Westmeade Center at Warwick and Kirkbride operations.

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

6.   Accounts receivable (continued):

     As of December 31, 1998 and 1997, accounts receivable and allowance for doubtful accounts are as set forth below:

                                         December  31,
                                    ----------------------
                                       1998        1997
                                    ----------  ----------

Total accounts receivable           $5,341,418  $4,863,653
Accounts receivable sold to factor               1,134,111
                                    ----------  ----------
                                     5,341,418   3,729,542
Allowance for doubtful accounts        930,000   1,154,069
                                    ----------  ----------

Accounts receivable, net            $4,411,418  $2,575,473
                                    ==========  ==========

7.     Property,  plant  and  equipment:

     As of December 31, 1998 and 1997, property, plant and equipment consists of the following:

                                         December  31,
                                  --------------------------
                                      1998          1997
                                  ------------  ------------
  Land                            $ 1,637,329   $ 1,637,329
  Buildings                         4,864,635     4,864,635
  Building improvements             7,378,221     3,780,801
  Furniture and equipment           1,271,424     1,008,561
  Automobiles                          20,450        28,705
  Property held for licensing         200,000       200,000
  Furniture and equipment under
    capital lease                     235,307       235,307
                                  ------------  ------------
                                   15,607,366    11,755,338
  Less: Accumulated depreciation   (1,455,579)   (1,027,953)
                                  ------------  ------------
                                  $14,151,787   $10,727,385
                                  ============  ============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

8.   Income taxes:

     At December 31, 1998, 1997 and 1996, the Company had net operating loss carryforwards available to reduce future federal taxable income of approximately $22,000,000, $13,000,000 and $8,000,000, respectively. The carryforwards expire through 2011.

9.   Bank lines of credit:

     In May, 1996, the Company entered into a bank line of credit facility agreement for $1,100,000. The credit line facility bears interest at the bank's prime rate and is collateralized by marketable securities pledged by the officers. At December 31, 1998 and 1997, borrowings against the line of credit totaled the maximum outstanding during the year, $1,100,000.

     The Company has also borrowed $468,500 under its August 1996 line of credit facility agreement with another bank which is collateralized by marketable securities pledged by the Company's officers. Interest on outstanding balances accrues at the rate of prime plus 1.5%. At December 31, 1998 and 1997, borrowings against the line of credit totaled the maximum outstanding during the year, $468,500.

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

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
10.     Long  term  debt:


                                                        1998       1997
                                                     ----------  --------
  Mortgage note payable:
    Payable in monthly installments of $3,500
    plus interest at the rate of 11% per annum.
    The mortgage is collateralized by assets of
    Lakewood which include real estate held for
    sale or development and property, plant and
    equipment having a net book value of
    $1,631,973.  The mortgage note payable was
    to mature on September 16, 1996 but was
    extended to December 17, 1996. The terms
    for the extension require the Company to
    reduce the principal $50,000 in September,
    October, and November of 1996 and to issue
    15,000 shares of its common stock to the
    mortgagee. Payment has not been made during
    1997. In 1997, the Company signed an agreement
    whereby the mortgagee can sell the property.
    The 1998 amount includes all accrued and
    unpaid interest.                                 $1,350,000  $702,000

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
    (See Note 4 Acquisitions, Kirkbride)              6,440,000

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

10.     Long  term  debt  (continued):


1998                                                    1997
---------------------------------------------------  -----------
  Interest is payable monthly at LIBOR plus
  6.5% per annum. The mortgage is collateralized
  by assets of CoreCare Behavioral Health
  Management, Inc. which includes property,
  plant, equipment, investments and all proceeds
  and products of the Company. The mortgage
  note matured on February 26, 1999, but the
  mortgagee extended the maturity to June 30, 1999.
  The mortgage holder has 600,000 shares of
  common stock of the Company in escrow as
  additional collateral which will be returned
  upon repayment of the mortgage debt.               $13,000,000

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

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

10.     Long  term  debt  (continued):


1998                                              1997
-----------------------------------------------  -------
Notes payable:
  The investor promissory note bears interest
  at the prime rate of interest per annum and
  is due on demand.  The note matures on
  October 1, 2019.  Subordinated Payment
  Bonds owned by two officers-shareholders
  of the Company are pledged as collateral.                50,000

  Convertible promissory notes bear interest
  at the rate of 10% per annum.  At the option
  of the note holder, these notes can be
  converted into common stock of the Company
  at a conversion price of $2.00 per share.       10,000   10,000

  Subordinate note bears interest at the rate
  of 12% per annum. The note requires interest
  payments quarterly and principal payments
  of $166,666 on December 31, 1998, 1999 and
  2000.  Associated with the note is a warrant
  to purchase 333,000 shares of common stock
  at $1.50 per share until August, 2001.         500,000  500,000

  Demand note payable bears interest at the
  lowest rate allowable under Section 7872
  of the Internal Revenue Code for work-in-
  process payments and the prime interest
  rate for accounts receivable.                  110,957  204,421

  Notes which bear interest at a rate of 3%
  per calendar quarter. The notes mature at
  various dates throughout 1998. The notes
  are secured by a personal guarantee of
  the Company's principal shareholders.                   625,000

  Note which bears interest at a rate of 11%
  per annum. The principal amount together
  with all interest accrued through December
  1997 is due June 1998. This has been
  extended to December 31, 1999.                 300,000  530,000

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

10.     Long  term  debt  (continued):


                                                     1998         1997
                                                  -----------  -----------

    The secured note bears interest at a rate of
    14% per annum and matures July 1998. The
    note is collateralized by equipment and
    accounts receivable. At the option of the
    note holder, the note was converted
    into common stock of the Company.                              300,000

    Notes which bear interest at annual
    interest rates from 9.75% to 11.75% per
    annum. The notes matured during 1998.                          117,147

    Investor notes bearing interest from
    6% to 12% per annum and maturing
    at various dates through 2000. The 1998
    amount includes accrued and unpaid interest.      430,900      535,908

    Note payable bearing interest at the rate
    of 8% per annum due upon the successful
    filing of a Regulation S Underwriting. The
    1998 amount includes accrued and unpaid
    interest.                                         314,592      150,000

    Demand note payable for the acquisition of
    Preferred Medical Services, Inc. bearing
    interest of 5.54%.                                 81,092
                                                  -----------
                                                   18,290,890   12,396,223
    Less amount due in one year                    16,191,983   10,203,425
                                                  -----------  -----------
                                                  $ 2,098,907  $ 2,192,798
                                                  ===========  ===========


     The  amounts  of  principal  repayments  are  as  follows:

1999  $16,191,983
2000       47,749
2001    1,646,001
2002      405,157
      -----------

      $18,290,890
      ===========

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

     Acquisition of ZA Consulting/Management, Inc. Lease:

     On June 30, 1997, the Company (CMI) acquired ZA Consulting/Management, Inc. and assumed its office lease. The initial lease agreement was made on January 8, 1993 and was amended on February 1, 1995 and December 4, 1997. The lease has a termination date of July 31, 2000 with a one time extension renewal option for an additional three years. Monthly rental payments are $7,152. Rent expense from the date of acquisition through December 31, 1997 was $42,912. Rent expense for 1998 was $85,822.

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

     Series A Preferred Stock:

     The Company has authorized 10,000 shares of Series A Preferred Stock, $.001 par value per share, of which 6,000 shares are issued and outstanding as of December 31, 1998 and 1997. The Company's Series A Preferred Stock has a liquidation value of $100.00 per share ($600,000 in the aggregate) in liquidation of the Company; a preference over Common Stock to the extent of its liquidation value; and is entitled to annual dividends in the amount of $4.00 per share (i.e., an annual rate of four (4%) percent) payable semi-annually in arrears unless and until a "Dividend Reset Event" occurs. No dividends have ever been declared. After a Dividend Reset Event, the annual dividend rate on Series A Preferred will be increased from four (4%) percent to a rate equal to the "prime rate" as published in the Wall Street
                                                                     -----------
     Journal as of the last business day preceding the Dividend Reset Event plus
     -------
     six (6%) percent. The Series A Preferred is redeemable by the Company, at liquidation value, in whole or in part, at any time after a Dividend Reset Event, upon not less than thirty (30) days written notice. The term "Dividend Reset Event" is defined to mean either (a) a public offering of equity securities by the Company or any corporation which owns 50% or more of all classes of the Company's common stock then outstanding (hereinafter, a "Parent of the Company") which results in the Company's receipt (or receipt by the Parent of the Company) of not less than $5,000,000 net of offering underwriting discounts and commissions, or (b) either the Company and/or the Parent of the Company, on a consolidated basis, having as of any fiscal year-end stockholders' equity of $12,000,000 or more.

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

     Prior to the Series E Redemption Date, each share of Series E Preferred is convertible at the option of its holder into 100 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series E Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company, and is superior in rank to all stock of the Company except for Series C which shares the same rank.

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

     Net patient service revenue for the years ended December 31, 1998, 1997 and 1996, consists of the following:

                                1998         1997         1996
                             -----------  -----------  ----------
Patient service revenue      $54,441,933  $19,799,545  $9,223,976
Contractual adjustments       37,984,482   12,128,711   3,482,082
                             -----------  -----------  ----------

Net patient service revenue  $16,457,451  $ 7,670,834  $5,741,894
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

                           WESTMEADE HEALTHCARE, INC.
                            (WHOLLY OWNED SUBSIDIARY)
                       BALANCE SHEET FINANCIAL HIGHLIGHTS



                                       1998        1997
                                    ----------  ----------
Current assets                      $2,505,682  $2,222,422
Property, plant and equipment
 (net of accumulated depreciation)   1,453,742   1,487,889
Other assets                           291,201     325,794
                                    ----------  ----------

  Total assets                      $4,250,625  $4,036,105
                                    ==========  ==========

Current liabilities                 $  685,285  $  423,922
Long term liabilities                2,187,518   2,231,746
Shareholder Equity                   1,377,822   1,380,437
                                    ----------  ----------

                                    $4,250,625  $4,036,105
                                    ==========  ==========

                           WESTMEADE HEALTHCARE, INC.
                            (WHOLLY OWNED SUBSIDIARY)
                       STATEMENTS OF OPERATING HIGHLIGHTS



                                      1998         1997         1996
                                   -----------  -----------  ----------
    Patient service revenue        $2,519,219   $1,865,388   $4,296,398
    Direct operating costs          1,023,776    1,250,481    1,907,438
                                   -----------  -----------  ----------
    Gross profit                    1,495,443      614,907    2,388,960
    Operating expenses              1,344,927      491,028    1,447,706
    Other non-operating expenses      153,133      309,817      289,397
                                   -----------  -----------  ----------

  Net income (loss)                $   (2,617)  $ (185,938)  $  651,857
                                   ===========  ===========  ==========

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996



15.  Subsidiary companies' financial information (continued):

                           WESTMEADE HEALTHCARE, INC.
                            (WHOLLY OWNED SUBSIDIARY)
                       STATEMENTS OF CASH FLOWS HIGHLIGHTS



                                               1998        1997         1996
                                            ----------  ----------  ------------
Net income (loss)                           $  (2,617)  $(185,938)  $   651,857
Net cash provided by (used in)
 operating activities                          46,845     475,862    (1,406,473)
Net cash provided by investing activities
Net cash used by financing activities         (44,228)   (478,019)      838,128
                                            ----------  ----------  ------------
Net decrease in cash                         (188,095)     83,512
Cash, beginning                                     0     188,095       104,583
                                            ----------  ----------  ------------

Cash, ending                                $     -0-   $     -0-   $   188,095
                                            ==========  ==========  ============

                      CORECARE BEHAVIORAL HEALTH MANAGEMENT
                            (WHOLLY OWNED SUBSIDIARY)
                       BALANCE SHEET FINANCIAL HIGHLIGHTS


                                              1998          1997
                                          ------------  ------------
Current assets                            $ 4,104,899   $ 2,038,329
Property, plant and equipment, net         12,082,111     8,128,257
Other assets                                  527,988       161,460
                                          ------------  ------------

Total assets                              $16,714,998   $10,328,046
                                          ============  ============

Current liabilities                       $21,660,142   $ 3,767,003
Long term liabilities                               0     7,538,252
Shareholders equity                        (4,945,144)     (977,209)
                                          ------------  ------------

Total liabilities and shareholder equity  $16,714,998   $10,328,046
                                          ============  ============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


15.  Subsidiary companies' financial information (continued):

                      CORECARE BEHAVIORAL HEALTH MANAGEMENT
                            (WHOLLY OWNED SUBSIDIARY)
                       STATEMENTS OF OPERATING HIGHLIGHTS



                                      1998          1997        1996
                                  ------------  ------------  --------
    Patient service revenue       $13,018,098   $ 6,129,271   $717,423
    Rental income                   1,078,016       512,861
    Direct operating costs          7,496,288     3,101,652
                                  ------------  ------------  --------
    Gross profit                    6,599,826     3,540,480    717,423
    Operating expense               9,994,063     3,341,828    598,848
    Other non-operating expense       692,159     1,371,716
                                  ------------  ------------  --------

  Net income (loss)               $(4,086,396)  $(1,173,064)  $118,575
                                  ============  ============  ========


                       CORECARE BEHAVIORAL HEALTH MANAGEMENT
                             (WHOLLY OWNED SUBSIDIARY)
                        STATEMENTS OF CASH FLOWS HIGHLIGHTS



                                                1998          1997         1996
                                            ------------  ------------  ----------
    Net income (loss)                       $(4,086,396)  $(1,173,064)  $ 118,575

    Net cash provided by (used in)
     operating activities                     3,197,031    (9,375,075)   (118,323)

    Net cash used in investing activities    (4,317,972)

    Net cash provided by financing            4,799,651    11,070,815
                                            ------------  ------------

  Net increase (decrease) in cash              (407,686)      522,676         252
    Cash, beginning                             522,928           252
                                            ------------  ------------  ----------

  Cash, ending                              $   115,242   $   522,928   $     252
                                            ============  ============  ==========

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


16.  Restatement:

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1998, it was determined that the reported 1998 results were overstated. Upon examination, it was determined that certain revenue was improperly recorded, certain expenses were not properly accrued for and certain debt interest was not properly accounted for.

     The 1998 revenue overstatement was caused by inadequate contractual allowance calculations and inadequate reserves for retroactive changes and patient day denials. The expenses were understated due to inadequate provision for accrued unpaid operating expenses and incorrect recording of accrued unpaid interest on debt.

     As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 present the restated results.

     A summary of the effects of the restatement follows:

                               CORECARE SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1998, 1997 AND 1996


16.  Restatement (continued):


                                     ASSETS

                                                             December 31, 1998
                                                    -------------------------------
                                                      As previously
                                                         Reported        Restated
                                                    ------------------  -----------
Current assets:
    Cash                                            $          115,242  $   115,242
    Accounts receivable,  net                                5,588,188    4,411,418
    Prepaid and other current assets                           224,215      175,659
                                                    ------------------  -----------
       Total current assets                                  5,927,645    4,702,319
                                                    ------------------  -----------
  Contract rights, net of accumulated amortization
    of $1,023,619 in 1998 and $531,011 in 1997                 265,300      265,300
                                                    ------------------  -----------

  Real estate and other assets held for sale                 1,100,000    1,100,000
                                                    ------------------  -----------

  Property, plant and equipment, net                        14,151,787   14,151,787
                                                    ------------------  -----------

  Other assets:
    Goodwill, net of accumulated amortization
      of $496,924 in 1998 and $257,598 in 1997               1,527,981    1,705,231
    Deferred finance costs, net of accumulated
      amortization of $1,759,635 in 1998 and
      $241,648 in 1997                                         443,172      443,172
    Security deposits                                          109,334       10,467
    Restricted cash                                            207,041      207,041
    Other                                                      981,436      609,610
                                                    ------------------  -----------
                                                             3,268,964    2,975,521
                                                    ------------------  -----------

                                                    $       24,713,696  $23,194,927
                                                    ==================  ===========

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


16.  Restatement (continued):



                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  December 31, 1998
                                       -------------------------------------
                                           As Previously
                                              Reported          As Restated
                                       ----------------------  -------------
Current liabilities:
    Line of credit                     $           4,308,703   $  4,308,703
    Current portion of:
      Long-term debt                              15,199,388     16,191,983
      Lease termination fee payable                   38,565         38,565
    Account payable                                3,748,884      3,748,882
    Advances, officers-shareholders                  910,692      1,332,692
    Accrued expenses                                 840,354      1,851,026
    Payroll and payroll taxes payable              3,048,183      3,048,183
    Due to Medicare                                1,000,000      1,692,389
                                       ----------------------  -------------
                                                  29,094,769     32,212,423
                                       ----------------------  -------------

  Long term liabilities:
    Notes payable                                  2,098,907      2,098,907
    Lease termination fee                             93,467         93,467
                                       ----------------------  -------------
                                                   2,192,374      2,192,374
                                       ----------------------  -------------

  Shareholders' deficiency:
    Preferred stock                                       17             17
    Common stock                                      15,949         15,949
    Additional paid in capital                    11,374,340     11,086,340
    Accumulated deficit                          (17,963,753)   (22,312,176)
                                       ----------------------  -------------
                                                  (6,573,447)   (11,209,870)
                                       ----------------------  -------------

                                       $          24,713,696   $ 23,194,927
                                       ======================  =============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

16.  Restatement (continued):

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               December 31, 1998
                                    ---------------------------------
                                       As Previously
                                         Reported          Restated
                                    -------------------  ------------
                                    Revenue:
    Patient services, net           $       18,125,610   $16,457,451
    Management services                      1,962,803     1,962,803
    Health and fitness center                  450,625       450,625
    Rental income                            1,078,016     1,078,016
                                    -------------------  ------------
                                            21,617,054    19,948,895
                                    -------------------  ------------
  Direct costs:
    Patient services                         8,684,360     8,884,360
    Management services                        842,438       842,438
    Health and fitness center                  278,774       278,774
                                    -------------------  ------------
                                             9,805,572    10,005,572
                                    -------------------  ------------

  Gross profit                              11,811,482     9,943,323
                                    -------------------  ------------

  Operating expenses:
    Salaries and employee benefits           3,418,430     3,552,430
    Selling and administrative               5,906,911     6,994,583
    Amortization                             2,423,054     2,423,054
    Depreciation                               482,360       482,360
    Provision for bad debts                  1,946,140     2,147,140
    Impaired asset write down                  369,380       369,380
                                    -------------------  ------------
      Total operating expenses              14,546,275    15,968,947
                                    -------------------  ------------

  Income (loss) from operations             (2,734,793)   (6,025,624)
                                    -------------------  ------------

  Non-operating expenses:
    Interest expense                         1,855,828     2,913,420
                                    -------------------  ------------
                                             1,855,828     2,913,420
                                    -------------------  ------------

  Net loss                          $       (4,590,621)  $(8,939,044)
                                    ===================  ============

  Basic net loss per share          $            (0.33)  $     (0.65)
                                    ===================  ============

  Diluted net loss per share        $            (0.33)  $     (0.65)
                                    ===================  ============

  Weighted average number of
  common shares outstanding                 13,758,587    13,758,587
                                    ===================  ============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996



17.  Restatement

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

          A  summary  of  the  effects  of  the  restatement  follows:

                              CORECARE SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         DECEMBER 31, 1998, 1997 AND 1996


17.  Restatement (continued):



                                      ASSETS


                                                            December 31, 1997
                                                  --------------------------------
                                                    As Previously
                                                       Reported       As Restated
                                                  ------------------  ------------
  Current assets:
      Cash                                        $          304,267  $    304,267
      Accounts receivable, net                             4,955,473     2,575,473
      Prepaid and other current assets                       212,367       212,367
      Deferred income taxes                                1,555,000
                                                  ------------------
                     Total current assets                  7,027,107     3,092,107
                                                  ------------------  ------------

    Contract rights, net of accumulated
      amortization of $1,023,619 in 1998
       and $531,011 in 1997                                  548,663       548,663
                                                  ------------------  ------------

    Real estate and other assets held for sale             1,513,723     1,513,723
                                                  ------------------  ------------

    Property, plant and equipment net                     10,727,385    10,727,385
                                                  ------------------  ------------

    Other assets:
      Goodwill, net of accumulated amortization
       of $496,924 in 1998 and 257,598 in 1997             1,801,155     1,801,155
      Deferred finance costs, net of accumulated
       amortization of $1,759,635 in 1998 and
       $241,648 in 1997                                      305,354       305,354
      Security deposits                                      108,468       108,468
      Restricted cash                                        197,394       197,394
      Deferred income taxes                                2,228,732
      Other                                                  247,232       247,232
                                                  ------------------  ------------
                                                           4,888,335     2,659,603
                                                  ------------------  ------------

                                                  $       24,705,213  $ 18,541,481
                                                  ==================  ============

                              CORECARE SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         DECEMBER 31, 1998, 1997 AND 1996



17.  Restatement (continued):

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
    Commitments and contingencies

    Company obligated mandatorily redeemable
      Series E convertible preferred stock
      (redemption value $943,400 in 19987 and
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
                                                ===================  =============

                             CORECARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

17.  Restatement (continued):

                                                   December  31,  1997
                                            ------------------------------
                                             As Previously
                                               Reported       As Restated
                                            ---------------  -------------
    Revenue:
      Patient services, net                 $   10,050,834   $  7,670,834
      Management services                        1,760,075      1,760,075
      Health and fitness center                    521,414        521,414
      Rental income                                512,861        512,861
                                            ---------------  -------------
                                                12,845,184     10,465,184
                                            ---------------  -------------
    Direct costs:
      Patient services                           4,753,042      4,753,042
      Management services                          254,269        254,269
      Health and fitness center                    304,055        304,055
                                            ---------------  -------------
                                                 5,311,366      5,311,366
                                            ---------------  -------------

    Gross profit                                 7,533,818      5,153,818
                                            ---------------  -------------

    Operating expenses:
      Salaries and employee benefits             2,716,304      2,716,304
      Selling and administrative                 3,730,504      3,730,504
     Amortization                                  677,067        677,067
      Depreciation                                 279,546        279,546
      Provision for bad debts                      590,656        590,656
      Impaired asset write down

Total operating expenses                         7,994,077      7,994,077
                                            ---------------  -------------

    Loss from operations                          (460,259)    (2,840,259)
                                            ---------------  -------------

    Non-operating expenses:
      Interest expense                           1,844,284      1,844,284
      Factor fees                                  281,533        281,533
                                            ---------------  -------------
                                                 2,125,817      2,125,817
                                            ---------------  -------------

    Net loss before income tax benefit          (2,586,076)    (4,966,076)

    Income tax (benefit) expense                 3,783,732
                                            ---------------

    Net income (loss)                       $    1,197,656   $ (4,966,076)
                                            ===============  =============

      Basic net income (loss) per share     $          .11   $       (.44)
                                            ===============  =============

      Diluted net income (loss) per share   $          .08   $       (.44)
                                            ===============  =============

      Weighted average number of
       common shares outstanding                11,326,617     11,326,617
                                            ===============  =============