Form 10QSB/A
period 1999-03-31
CORE CARE SYSTEMS INC
filed 1999-10-14
CIK 1067937

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


ITEM  2.     Management's  Discussion  and  Analysis
ITEM  1.     FINANCIAL  STATEMENTS


     CoreCare Systems, Inc. (the "Company") (OTC Bulletin Board: CRCS)is a regional behavioral health care network operating in Eastern Pennsylvania, which performs behavioral therapy services and associated clinical research in central nervous system drugs. The Company's headquarters are located at c/o Kirkbride Center, 111 North 49th Street, Philadelphia, PA 19139. Its telephone number at its new location is (215) 471-2600. The executive suite can be reached at (215) 471-2358.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  RESTATEMENT  FOR  1999

A review of the first quarter 1999 statements also revealed the necessity to restate its first quarter results. This is necessary to reflect the 1999 impact of the above 1998 corrections and to correct certain errors. The total effect of these adjustments is to increase the first quarter 1999 loss to $1,660,250. This is an increase of approximately $1,039,500. At this time, the amounts listed below are approximate amounts. The exact amounts will be determined by the final audit. The items that comprise this adjustment include:

- Inadequate calculation of contractual allowances in the amount of $348,000, for patients with pending Medical Assistance applications.

- Medicare accounts receivable adjustments of $317,000 associated with co-payment and deductible booking errors.

- Physician services billings in the amount of $212,000, which have not been processed. This Start-up Corporation is attempting to establish provider numbers with the appropriate payors so that these fees may be billed and collected in the future, however the amounts have been fully reserved as a precaution.

- Inadequate recognition of accrued expenses of $384,500, associated with various items including lease commissions, expected workers' compensation premium adjustments, as well as provision for certain state franchise taxes associated with the Company's capital structure and revenue base.

- Inadequate reserves to provide for retroactive payor changes and patient day denials of $270,000.


- An over allowance for amounts due to the Medicare program of ($192,000) and ($300,000) correction due to accounts receivable adjustments and errors. The effect of this adjustment is to increase the first quarter income. These were 1998 items that previously had been accounted for in the 1999 income statement.

As a result, the accompanying consolidated financial statements as of and for the quarter ended March 31, 1999 present the restated results.

A  summary  of  the  effects  of  the  restatement  follows:

                                    Quarter ended       Quarter ended
                                   March 31, 1998       March 31, 1999
                                 Previously Reported       Restated
                                ---------------------  ----------------

Net Revenues                    $          6,919,018   $     6,264,018

Income (Loss) from Operations   $            615,496   $      (423,997)

Net Income (Loss)               $           (620,708)  $    (1,660,251)

(b)  RESTATEMENT  FOR  1998
Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1998, it was determined that the reported 1998 results were overstated. Upon examination, it was determined that certain revenue was improperly recorded, certain expenses were under-accrued for and certain debt interest was not properly accounted for.

The Company restated its 1998 loss for the 12 months ended 12/31/98 to $8,939,044. This is an increase of $4,348,423 versus the previously reported loss of $4,590,621. The details of the components of this loss are discussed below.:


The 1998 revenue for the twelve months ended 12/31/98 was overstated by $1,875,000. This adjustment was due to the over accruing of net patient revenue and the related accounts receivable. This was primarily caused by:

- Inadequate calculation of contractual allowances for Medicare patients of $700,000 and for potential Medicaid patients of $275,000.

- Accounts receivable adjustments of $300,000 associated with computer system errors related to net patient revenue.

- Inadequate reserves to provide for retroactive payor changes and patient day denials of $600,000.

The 1998 expenses for the twelve months ended 12/31/98 were understated by $2,475,000 due to the inadequate provision of accrued unpaid expenses and incorrect recording of journal entries. The items in this category consist of:

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

RESULTS  OF  OPERATIONS:

          Revenue - Revenue in the three-month period ending March 31, 1999, was $6,264,018, representing an increase of approximately 45% over total revenue in the comparable 1998 period. The material increase in total revenue in the first three months of 1999, compared with the prior year period, is attributable to a number of factors, including the following:

          Net  Patient  Revenue     -Net  patient  revenue  increased
primarily  due  to  the following developments:

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

          (d) Dual diagnosis program at the Kirkbride Center expanded during 1998 and

                    Management  Services  Revenue  -Management  services revenue
                    --------------------------------
declined due to the expiration of a hospital management contract on June 30, 1998.

          Other  Revenue-  CoreCare  Management  also  experienced  revenue
          ---------------
fluctuations between periods due to the of absence of Preferred Medical Services Revenue in the 1st Quarter of 1998 (as acquired April 1998) as well as the loss of several billing clients in first quarter 1999. The increase includes first time revenue productions from the Company's subsidiary Quantum Clinical Service Group in 1999 from clinical research drug trials on behalf of pharmaceutical companies. Quantum has signed clinical research contracts in effect in the first quarter, which are projected to continue in 1999. Additionally, rental income from tenant revenue doubled over the period from 1999 over 1998.

          Operating  Expenses:  The  operating  expenses of  $6,688,015  for the
          -------------------
quarter ended March 31, 1999 increased 39% over the first quarter of 1998. Operating expenses increased at a rate lower than the 44% increase in revenue. The company was able to achieve the benefits of operating leverage and improved operating efficiency.

          Salaries  and  Employees  Benefits-  Salaries  and  Employee  Benefits
          ----------------------------------
increased approximately $1.2 million or 68% during the first quarter 1999 as compared to the first quarter 1998. This large increase is mainly due to the more services being offered at the Kirkbride Center and the addition of Preferred Medical Services Costs, which were not present in the same period for 1998. During 1999 the number of acute patients was greater than 1998, the drug and alcohol unit was operational, and the outpatient programs have increased. These additional services required an increase in staffing costs along with start-up costs associated with the clinical drug research and restructuring costs associated with the company's r e-engineering activities.

          Bad  Debt  Expense  -  Bad  debt  expense  increased  by $234,809.
          ------------------
This was due to an increase in the allowance for doubtful accounts for 1998 activity.

          Interest  Expense  -  Interest  expense  increased  by $218,609.  This
          -----------------
was due to higher outstanding debt at March 31, 1999 versus 1998. In 1999 all interest was expensed during the quarter while in 1998 interest was capitalized on portions of the facility that were under construction and not yet placed inservice, consistent with generally accepted accounting principals.

          Depreciation  and Amortization expense - Depreciation and amortization
          --------------------------------------
expense decreased by about $136,291. This is due to reduction in the amortization on the mortgage costs in 1999.

          Net  Loss declined to $(1,660,251) from $(2,036,907) a year ago.

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
     ----------------


                                   CORECARE  SYSTEMS,  INC.


     BY: _______________________________
         THOMAS T. FLEMING, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET


                               MARCH 31, 1999            DECEMBER 31, 1998
                             -----------------------  -----------------------
                           AS PREVIOUSLY   RESTATED  AS PREVIOUSLY   RESTATED
                               REPORTED    REPORTED     REPORTED     REPORTED
                             -----------  ----------  -----------  ----------
Current assets:
   Cash & cash equivalents      161,382      167,126     115,242      115,242
   Accounts receivable        6,332,572    4,213,626   5,588,188    4,411,418
   Prepaid expenses             737,651      616,841     224,215      175,659
                             -----------  ----------  -----------  ----------
 Total current assets         7,231,605    4,997,593   5,927,645    4,702,319

 Contract rights                265,300    1,288,919   1,288,919    1,288,919
   Less acc. amortization       (47,013)   1,117,645  (1,023,619)   1,023,619
                             -----------  ----------  -----------  ----------
                                218,287      171,274     265,300      265,300

 Property & equipment,net    14,126,248   14,142,968  14,151,787   14,151,787

 Goodwill, net                1,742,182    1,685,300   1,527,981    1,705,231

 Deferred finance costs,net     274,659      274,659     443,172      443,172

 Long-term investments:
 Real estate held for sale
                              1,086,924    1,086,924   1,100,000    1,100,000


 Other Assets:
 Deposits                       127,313       28,447     316,375       10,467
 Other                          590,814      426,861     981,436      816,651
                             -----------  ----------  -----------  ----------
 Total Other Assets             718,127      455,308   1,297,811    2,975,927

 Total Assets                25,398,032   22,814,026  24,713,696   23,194,927
                             ===========  ==========  ===========  ==========

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET


                                    MARCH 31, 1999            DECEMBER 31, 1998
                             --------------------------  --------------------------
                            AS PREVIOUSLY    RESTATED    AS PREVIOUSLY   RESTATED
                               REPORTED      REPORTED      REPORTED      REPORTED
                             ------------  ------------  ------------  ------------
Current liabilities:
   Accounts payable            3,526,394     3,302,446     3,748,884     3,748,884
   Payrolls & related taxes    3,338,224     3,338,222     3,048,183     3,048,143
   Accrued expenses            1,493,429     2,894,926       840,354     1,851,026
   Due to Medicare             1,501,079     2,001,079     1,000,000     1,692,389
   HCFP Funding                3,626,220     4,492,720     4,308,703     4,308,703
   Notes Pay. incl.
        current portion LTD   15,994,171    16,103,455    15,199,388    16,191,983
   Current portion on capital
 lease obligations                76,521        73,478        38,565        38,565
   Advances, officers            902,489     1,332,692       910,692     1,332,692
                             ------------  ------------  ------------  ------------
 Total current liabilities    30,458,527    33,539,018    29,094,769    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion    2,180,904     2,192,374     2,192,374     2,192,374
                             ------------  ------------  ------------  ------------
                               2,180,904     2,192,374     2,192,374     2,192,374

 Total liabilities            32,639,431    35,731,392    31,287,143    34,404,797

 Shareholders' equity
   Preferred Stock,                   17            17            17            17
 Common Stock,                    15,949        15,949        15,949        15,949
 Additional paid in capital   11,327,095    11,039,095    11,374,340    11,086,340
 Retained earnings           (18,584,460)  (23,972,427)  (17,963,752)  (22,312,176)
                             ------------  ------------  ------------  ------------
 Total stockholders' equity   (7,241,399)  (12,917,366)  ( 6,573,446)  (11,209,870)
                             ------------  ------------  ------------  ------------

 Total liabilities and
     stockholders' equity     25,398,032    22,814,026    24,713,697   23,194,927
                             ============  ============  ============  ============

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET


                                MARCH 31,     DECEMBER 31,
                                  1999           1998
                               ------------   -----------
                                 RESTATED      RESTATED
                                 REPORTED      REPORTED

Current assets:
   Cash & cash equivalents         167,126        115,242
   Accounts receivable           4,213,626      4,411,418
   Prepaid expenses                616,841        175,659
                               ------------  ------------
 Total current assets            4,997,593      4,702,319

 Contract rights                 1,288,919      1,288,919
   Less acc. amortization        1,117,645      1,023,619
                               ------------  ------------
                                   171,274        265,300

 Property & equipment,net       14,142,968     14,151,787

 Goodwill, net                   1,685,300      1,705,231

 Deferred finance costs,net        274,659        443,172

 Long-term investments:
 Real estate held for sale
                                 1,086,924      1,100,000


 Other Assets:
 Deposits                           28,447         10,467
 Other                             426,861        816,651
                               ------------  ------------
 Total Other Assets                455,308      2,975,927

 Total Assets                   22,814,026     23,194,927
                               ============  ============

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET


                                MARCH 31,     DECEMBER 31,
                                  1999           1998
                               ------------   -----------
                                 RESTATED      RESTATED
                                 REPORTED      REPORTED

Current liabilities:
   Accounts payable               3,302,446     3,748,884
   Payrolls & related taxes       3,338,222     3,048,143
   Accrued expenses               2,894,926     1,851,026
   Due to Medicare                2,001,079     1,692,389
   HCFP Funding                   4,492,720     4,308,703
   Notes Pay. incl.
        current portion LTD      16,103,455    16,191,983
   Current portion on capital
 lease obligations                   73,478        38,565
   Advances, officers             1,332,692     1,332,692
                               -------------  ------------
 Total current liabilities       33,539,018    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion       2,192,374     2,192,374
                               -------------  ------------
                                  2,192,374     2,192,374

 Total liabilities               35,731,392    34,404,797

 Shareholders' equity
   Preferred Stock,                      17            17
 Common Stock,                       15,949        15,949
 Additional paid in capital      11,039,095    11,086,340
 Retained earnings              (23,972,427)  (22,312,176)
                               -------------  ------------
 Total stockholders' equity     (12,917,366)  (11,209,870)
                               -------------  ------------

 Total liabilities and
     stockholders' equity        22,814,026    23,194,927
                               =============  ============

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 QUARTER  ENDING  MARCH  31


                                    MARCH 31, 1999            DECEMBER 31, 1998
                             ---------------------------  -------------------------
                            AS PREVIOUSLY    RESTATED    AS PREVIOUSLY   RESTATED
                               REPORTED      REPORTED      REPORTED      REPORTED
                               ------------  -----------  ------------  -----------
Revenue:

Net Revenue                      6,919,018    6,264,018     4,660,201    4,380,574

 Operating Expenses:
 Salaries and benefits           4,170,676    4,226,926     3,006,893    3,001,541
 Purchased services                566,199      815,449       361,851            -
 Administrative expenses           897,226      976,219       908,477    1,386,012
 Bad debt expense                  669,421      669,421       392,244      434,612
                               ------------  -----------  ------------  -----------
 Total operating expenses        6,303,522    6,688,015     4,669,465    4,822,165

 Income(loss) from operations      615,496     (423,997)       (9,263)    (513,591)

 Other expenses:
 Interest expense                  847,338      847,338       363,252      628,779
 Impaired asset write down               -         -          369,380      369,380
 Depreciation and Amortiz.         388,866      388,866       525,157      525,157
                               ------------  -----------  ------------  -----------
 Total other expenses            1,236,204    1,236,204     1,257,789    1,523,316
                               ------------  -----------  ------------  -----------

 Net income(loss)                 (620,708)  (1,660,251)   (1,267,052)  (2,036,907)
                               ============  ===========  ============  ===========

 Shares outstanding             15,949,128   15,949,128    13,118,944   13,118,944

 Loss per share-primary              (0.04)       (0.11)        (0.10)       (0.14)
 Loss per share-fully diluted

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 QUARTER  ENDING  MARCH  31


                                  1999           1998
                               ------------   -----------
                                 RESTATED      RESTATED
                                 REPORTED      REPORTED

Revenue:

Net Revenue                       6,264,018    4,380,574

 Operating Expenses:
 Salaries and benefits            4,226,926    3,001,541
 Purchased services                 815,449            -
 Administrative expenses            976,219    1,386,012
 Bad debt expense                   669,421      434,612
                                ------------  -----------
 Total operating expenses         6,688,015    4,822,165

 Income(loss) from operations      (423,997)    (513,591)

 Other expenses:
 Interest expense                   847,338      628,779
 Impaired asset write down                -      369,380
 Depreciation and Amortization      388,866      525,157
                                ------------  -----------
 Total other expenses/(income)    1,236,204    1,523,316
                                ------------  -----------

 Net income(loss)                (1,660,251)  (2,036,907)
                                ============  ===========

 Shares outstanding              15,949,128   13,118,944

 Loss per share-primary               (0.11)       (0.14)
 Loss per share-fully diluted         (0.11)       (0.14)