Form 10QSB/A
period 1999-06-30
CORE CARE SYSTEMS INC
filed 1999-10-27
CIK 1067937

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


Date:  October 12, 1999
       ----------------


                                   CORECARE  SYSTEMS,  INC.


     BY: /s/ THOMAS T. FLEMING
         -------------------------------
         THOMAS T. FLEMING, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET

                             JUNE 30, 1999  DECEMBER 31, 1998
                             -------------  -----------------

Current assets:
Cash & cash equivalents            419,209      115,242
   Accounts receivable           4,379,955    4,411,418
   Prepaid expenses                354,685      175,659
                                ----------  ------------
 Total current assets            5,153,849    4,702,319

 Contract rights                 1,288,919    1,288,919
   Less acc. amortization        1,117,645    1,023,619
                                ----------  ------------
                                   171,274      265,300

 Property & equipment,net       13,998,441   14,151,787

 Goodwill, net                   1,681,950    1,705,231

 Deferred finance costs,net        142,659      443,172

 Long-term investments:
 Real estate held for sale       1,073,847    1,100,000

 Other Assets:
 Deposits                           26,999       10,467
 Other                             404,531      816,651
                                ----------  ------------

Total Other Assets                 431,520      827,118


 Total Assets                   22,653,550   23,194,927
                               ===========  ============

                             JUNE 30, 1999  DECEMBER 31, 1998
                             -------------  -----------------

Current liabilities:
Accounts payable                4,048,327     3,748,882
   Payrolls & related taxes     3,099,456     3,048,183
   Accrued expenses             3,267,326     1,851,026
   Due to Medicare              2,441,461     1,692,389
   HCFP Funding                 3,900,630     4,308,703
   Notes Pay. incl.
        current portion LTD    16,014,714    16,191,983
   Current portion on capital
        lease obligations          73,478        38,565
   Advances, officers           1,332,692     1,332,692
                              ------------  ------------
 Total current liabilities     34,178,084    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion     2,185,635     2,192,374
                              ------------  ------------
                                2,185,635     2,192,374

 Total liabilities             36,363,719    34,404,797

 Shareholders' equity
   Preferred Stock,                    17            17
 Common Stock,                     15,949        15,949
 Additional paid in capital    11,014,095    11,086,340
 Retained earnings            (24,740,230)  (22,312,176)
                              ------------  ------------
 Total stockholders' equity   (13,710,169)  (11,209,870)
                              ------------  ------------

 Total liabilities and
     stockholders' equity      22,653,550    23,194,927
                              ============  ============

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 PERIODS  ENDING  JUNE 30, 1999 AND JUNE 30, 1998

                              Three Months Ended         Six Months Ended
                            ----------------------   -------------------------
                             6/30/99      6/30/98      6/30/99       6/30/98
                           -----------  -----------  ------------  -----------
Revenue:
   Net patient service      5,525,032    4,047,883   $11,617,398    7,566,026
   Management service         307,126      577,801       613,683    1,040,669
   Other                      431,860      334,861       851,560      694,192
                           -----------  -----------  ------------  -----------
                            6,818,623    4,992,315    13,082,641    9,300,889

 Operating Expenses:
 Salaries and benefits      4,277,990    3,125,658     8,504,916    6,208,950
 Purchased services           774,362            -     1,589,811            -
 Administrative expenses      972,419    2,092,319     1,948,638    3,609,792
 Bad debt expense             377,664      529,981     1,047,085      964,593
                           -----------  -----------  ------------  -----------
 Total operating expenses   6,402,435    5,747,958    13,090,450   10,783,335

 Income from operations       416,188     (755,643)       (7,809)  (1,482,446)

 Other expenses:
 Interest expense             786,683      731,473     1,634,071    1,360,252
 Impaired asset write down          -            -       369,380
 Depreciation & Amortiz.      397,308      760,503       786,174    1,285,660
                           -----------  -----------  ------------  -----------
 Total other expenses       1,183,991    1,491,976     2,420,245    3,015,292
                           -----------  -----------  ------------  -----------
 Net income(loss)            (767,803)  (2,247,619)   (2,428,054)  (4,497,738)
                           ===========  ===========  ============  ===========

average shares outstanding 15,753,792   15,186,404    15,733,845   14,675,861
 loss per share-basic           (0.05)       (0.15)        (0.15)       (0.31)
 loss per share-fully diluted   (0.05)       (0.15)        (0.15)       (0.31)

                                      11