Form 10QSB
period 1999-09-30
CORE CARE SYSTEMS INC
filed 1999-11-08
CIK 1067937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                                   (Mark  One)

          X     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF
         ---          THE SECURITIES EXCHANGE ACT OF  1934

              For the quarterly  period  ended  September 30,  1999


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

           As of October 1, 1999 the issuer had issued and outstanding 15,765,232 shares, $.001 par value, of Common Stock

                             CORECARE SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------


PART  I  -  FINANCIAL  INFORMATION
                                                                            PAGE

     Item  1:     Financial  Statements                                        2
     Item  2:     Management's  Discussion
                  and  Analysis  of  Financial  Condition
                  and  Results  of  Operations                               2-4

     Item  3:     Quantitative  and  Qualitative
                  Disclosures  About  Market  Risk                             4



PART  II  -  OTHER  INFORMATION
                                                                            PAGE

     Item  1:     Legal  Proceedings                                           5
     Item  2:     Changes  in  Securities  and  Use of Proceeds                5
     Item  3:     Default  and  Senior  Securities                             5
     Item  4:     Submission of Matters to a Vote of Security Holders          5
     Item  5:     Other  Information                                           5
     Item  6:     Exhibits  and  Reports  on  Form  8-K                        6


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

          Consolidated  Balance  Sheet
          As  of  September  30,  1999  and
          Fiscal  Year  Ended
          December  31,  1998                                               9-10

          Consolidated  Statement  of  Operations
          Three  months  and  Nine  Months  ended
          September  30,  1999  and  1998                                     11

PART  I  -  FINANCIAL  INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS


          The financial statements can be found at the end of this report beginning on pages 9 through 11.

          CoreCare  Systems,  Inc.  (the"Company")OTC  Bulletin
Board: CRCS)is a regional behavioral healthcare network operating in Eastern Pennsylvania, which performs behavioral therapy services and associated clinical research in central nervous system drugs. The Company's headquarters are located at c/o Kirkbride Center, 111 North 49TH Street, Philadelphia, PA 19139. Its telephone number at its is (215) 471-2600. The executive office suite can be reached at (215) 471-2358.

          Management's discussion and analysis is based upon the unaudited consolidated financial statements of the Company for the nine month periods ended September 30, 1999 and 1998, and include the accounts of the Company and its subsidiaries after elimination of any inter-company balances and transactions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS:

          Revenue - Revenues for the three-months and nine months ending September 30, 1999, were $6,922,879 and $20,005,520, respectively, representing increases of approximately 35% and 39% over total revenue for the comparable periods in 1998. The material increases in total revenue compared with the prior year period, are attributable to a number of factors, including the following:

          Net Patient Revenue -Net patient revenues of $6,357,327 and $17,974,725 for the three month and nine month periods, respectively, increased 50% and 52% versus the same periods in 1998. These increases were primarily due to the following developments:

          (a) Drug and alcohol unit (licensed for 83 beds) was opened for nine months of operation at Kirkbride Center during 1999 and was not operational during the first quarter 1998; The capacity of this unit was also expanded at the start of the quarter by 25%.

          (b) Substantial increases in patient days at the Kirkbride Center and Westmeade at Warwick in 1999 versus 1998;

          (c) New programs at the Kirkbride Center including the geriatric partial hospitalization and intensive outpatient programs at several geriatric facilities;

          (d) Revenues of Quantum Clinical Services Group of $86,255 for the quarter which did not exist in the same period in 1998.


         Management Services Revenue -Management services revenue declined in both the three months and nine months periods in 1999 compared to 1998 due to the expiration of a hospital management contract on June 30, 1998 and the discontinuation of certain unprofitable physician billing contracts.

        Other revenues of $366,346 for the quarter and $1,217,906 for the nine months included increasing revenue from the Company's subsidiary Quantum Clinical Service Group in 1999 from clinical research drug trials on behalf of pharmaceutical companies and clinical research organizations which did not occur in the comparable periods in 1998.

        Operating Expenses - Operating expenses of $6,394,587 for the quarter and $19,485,037 nine months ended September 30, 1999 increased 11% and 18% over the comparable periods in 1998. Operating expenses increased at a rate much lower than the 35% and 39% increases in revenue for the quarter and nine month periods. Operating expenses as a percentage of revenue declined to 92.4% from 112.6% for the same quarter a year ago. The company was able to achieve the benefits of operating leverage and improved operating efficiency.

        Salaries and Employees Benefits- Salaries and Employee Benefits increased approximately $1,240,000 or 39% during the third quarter 1999 as compared to the third quarter 1998. This increase is attributable to the increase in services being offered at the Kirkbride Center. During 1999 the number of acute patients was greater than 1998, the drug and alcohol unit was operational, and the outpatient programs have increased. These additional services required an increase in staffing costs along with start-up costs associated with the clinical drug research and restructuring costs associated with the company's re-engineering activities. Because of gains in productivity and volume, the growth in patient revenue exceeded the growth in salary and benefits by 26% for the quarter.

          Bad Debt Expense - Bad debt expense of $415,597 declined as a percentage of revenue to 6.0% for the quarter as compared with 11.0% in 1998.

     Income from Operations of $528,292 in the third quarter represented an improvement of $1,172,000 compared to the loss of ($644,132). Year to date Income from Operations was $520,000 for 1999 compared to a year to date loss from operations of ($2,127,000). This is an improvement of $2,627,000 for the nine month period.

          Interest Expense - Interest expense for the nine months of 1999 increased by $325,000 from 1998, due to higher outstanding debt at September 30, 1999 versus 1998.

          Depreciation and Amortization expense - Depreciation and amortization expense declined by 67% for the quarter and 50% year to date compared to 1998 due to reduction in the amortization expense associated with the mortgage costs.

          During the quarter, a one acre parcel of undeveloped ground from the Kirkbride property was sold for $500,000. This resulted in a gain of $348,000. The Company still has a four acre parcel of ground that it is actively trying to sell.

          Also during the quarter the company made the strategic decision to sell the physician practice management business due to the need to focus the company's resources and capital on its major asset, Kirkbride Center. Without some investment of resources, management believes that CoreCare Management Inc. could not effectively compete in a cost-competitive environment for new contracts. The sale of the company occurred by line of service. The anesthesia services line was sold on September 28, 1999, to the Physician Billing Network for a percentage of collections on the outstanding anesthesia contracts and on on-going revenues from specified contracts for 22 months. The company expects such collections to offset related borrowing on those accounts receivable. The radiation service line is in the final stages of negotiation as well. As a result of this sale the company will incur a loss on the sale of assets of $165,000.

     The sale of this line of business is not expected to have a material effect on the Company's operation. This business accounted for approximately 4% of the Company's revenue and was an unprofitable line of business due to the overhead required in relation to the sales volume.

          These two transactions added a combined $182,000 of profit to the quarter. There were no comparable transactions in 1998.

          Net Loss for the quarter declined to $(368,829) from $(2,205,964) in 1998. Year to date Net Loss of $(2,796,883) declined 58.3% compared to 1998's loss of ($6,703,702).


ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
          AND  MARKET  RISK

          Not  Applicable


PART II - OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

          None


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          None


ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES

          None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None


ITEM  5.  OTHER  INFORMATION

          During the last quarter, the SEC de-listed the company, however the company has complied with all of the SEC's outstanding issues and believes it will be re-enlisted shortly.

ITEM  6.  EXHIBITS  AND  REPORTS

          (a)       Exhibits.
                    --------

                    SEC
Exhibit             Reference
  No.               No.
-------             ---------
  27                Financial  Data  Schedule


           (b)      Reports  on  Form  8-K.
                    -----------------------
                   A report on form 8-K was filed during the quarter. A copy of the report is attached as an exhibit. The report covered the following:

            1. Appointment of a new audit firm - BDO Seidman, LLP. There were no disagreements with the previous audit firm.
            2. The revision of previously filed 10QSB reports covering the third quarter 1998 and the first quarter 1999 to correct certain financial information.
            3. The revision of the previously filed 10KSB for the year ending December 31, 1998 to correct certain financial information including the restated 1998 audit.
            4.     The  appointment  of  a  new  CFO  -  Mr.  Brad  Barry
            5.     Sale  of  the  1  acre  parcel  of  land

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 5, 1999
       ----------------


       CORECARE  SYSTEMS,  INC.



BY:  /S/ THOMAS  T.  FLEMING
    -----------------------------------------
         THOMAS  T.  FLEMING
         CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnote thereto included in the Company's report on Form 10K-SB/A for the year ended December 31, 1998.

2.     The  Business:
Corecare Systems, Inc. Through its eight operating subsidiaries, provides management services to behavioral health service providers; provides, owns, and operates outpatient and inpatient behavioral health services; provides clinical trial services to the pharmaceutical industry; and develops billing software for the health industry and provides physician billing services.

3.     Summary  of  significant  accounting  policies:

Principles  of  consolidation:
The September 30, 1999 and December 31, 1998 financial statements of the Company include accounts of Corecare Systems, Inc. and its wholly owned subsidiaries.

CORECARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

                         September 30, 1999    DECEMBER 31, 1998
                         ------------------    -----------------

Current assets:
Cash & cash equivalents            243,436         115,242
   Accounts receivable           5,060,053       4,411,418
   Prepaid expenses                258,546         175,659
                               ------------    -----------
 Total current assets            5,562,035       4,702,319

 Contract rights                 1,288,919       1,288,919
   Less acc. amortization        1,164,658       1,023,619
                               ------------    -----------
                                   124,261         265,300

 Property & equipment,net       13,806,886      14,151,787

 Goodwill, net                   1,475,584       1,705,231

 Deferred finance costs,net        115,634         443,172

 Long-term investments:
 Real estate held for sale       1,060,770       1,100,000


 Other Assets:
 Deposits                           33,214          10,467
 Other                             522,132         816,651
                               ------------    -----------
   Total Other Assets              555,346         827,118

 Total Assets                   22,700,516      23,194,927
                               ============    ===========

                           SEPTEMBER 30, 1999      DECEMBER 31, 1998
                           ------------------      -----------------

Current liabilities:
   Accounts payable                4,201,571       3,748,882
   Payrolls & related taxes        3,147,234       3,048,183
   Accrued expenses                3,360,096       1,851,026
   Due to Medicare                 2,389,158       1,692,389
   Receivable Funding              2,497,158       4,308,703
   Notes Pay. incl.
      current portion LTD         17,500,026      16,191,983
   Current portion on capital
      lease obligations              166,945          38,565
   Advances, officers              1,328,341       1,332,692
                                  -----------     ----------
 Total current liabilities        34,590,529      32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion        2,190,801       2,192,374
                                  -----------     ----------
                                   2,190,801       2,192,374

 Total liabilities                36,781,330      34,404,797

 Shareholders' equity
   Preferred Stock,                       17              17
 Common Stock,                        15,949          15,949
 Additional paid in capital       11,012,279      11,086,340
 Retained earnings               (25,109,059)    (22,312,176)
                                  -----------     ----------
 Total stockholders' equity      (14,080,814)    (11,209,870)
                                  -----------     ----------

 Total liabilities and
     stockholders' equity         22,700,516      23,194,927
                                  ===========     ==========

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 PERIODS ENDING JUNE 30, 1999 AND JUNE 30, 1998


                            Three Months Ended         Nine Months Ended
                         ------------------------  -------------------------
                            9/30/99       9/30/98      9/30/99       9/30/98
                         -----------    ---------  -------------  ----------
Revenue:

   Net patient service   $ 6,357,327    4,246,533  $ 17,974,725   11,812,561
   Management service        199,206      476,804       812,889    1,517,473
   Other                     366,346      387,358     1,217,906    1,081,550
                         -----------    ---------  -------------  ----------
                           6,922,879    5,110,695    20,005,520   14,411,584

 Operating Expenses:
 Salaries and benefits    4,390,706     3,151,049    12,895,622   9,621,696
 Purchased services         675,711             -     2,265,522           -
 Administrative expenses    912,573     2,041,510     2,861,211   5,389,605
 Bad debt expense           415,597       562,268     1,462,682   1,526,861
                         -----------    ---------  -------------  ----------
 Total operating expenses 6,394,587     5,754,827    19,485,037  16,538,162

 Income from operations     528,292      (644,132)      520,483  (2,126,578)

 Other expenses:
 Interest expense           815,493       763,936     2,449,564   2,124,188
 Impaired asset write down     -            -                       369,380
 (Gain)/Loss Asset Sales   (181,834)        -          (181,834)          -
 Depreciation & Amortiz.    263,462       797,896     1,049,636   2,083,556
                         -----------    ---------  -------------  ----------
 Total other expenses       897,121     1,561,832     3,317,366   4,577,124
                         -----------    ---------  -------------  ----------
 Net income(loss)          (368,829)   (2,205,964)   (2,796,883) (6,703,702)
                         ===========  ===========  ============  ===========

average shares outstanding 15,765,232  15,703,173    15,744,422  15,022,062
 loss per share-basic          (0.02)      (0.14)         (0.18)      (0.45)
 loss per share-fully diluted  (0.02)      (0.14)         (0.18)      (0.45)