Form 10QSB/A
period 1999-03-31
CORE CARE SYSTEMS INC
filed 2000-02-02
CIK 1067937

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



                                TABLE OF CONTENTS
                                -----------------


PART  I  -  FINANCIAL  INFORMATION
                                                                            PAGE

Item  1:     Financial  Statements                                             2
Item  2:     Management's  Discussion
             and  Analysis  of  Financial  Condition
             and  Results  of  Operations                                    2-7

Item  3:     Quantitative  and  Qualitative
             Disclosures  About  Market  Risk                                  8



PART  II  -  OTHER  INFORMATION
                                                                            PAGE

Item  1:     Legal  Proceedings                                                8
Item  2:     Changes  in  Securities  and  Use  of  Proceeds                   8
Item  3:     Default  and  Senior  Securities                                  8
Item  4:     Submission of Matters to a Vote of Security Holders               8
Item  5:     Other  Information                                                8
Item  6:     Exhibits  and  Reports  on  Form  8-K                             8


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

     Consolidated  Balance  Sheet
     Three  months  ended
     March  31,  1999  and
     Fiscal  Year  Ended
     December  31,  1998                                                   11-14

     Consolidated Statement of Operations
     Three  months  ended
     March  31,  1999  and  1998                                           15-16


     Consolidated Statement of Cash Flows
     For Quarter and Year to Date ending
     March 31, 1999                                                           17

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(a) RESTATEMENT FOR 1999 A review of the first quarter 1999 statements also revealed the necessity to restate its first quarter results. This is necessary to reflect the 1999 impact of the above 1998 corrections and to correct certain errors. The total effect of these adjustments is to increase the first quarter 1999 loss to $1,660,250. This is an increase of approximately $1,039,500. At this time, the amounts listed below are approximate amounts. The exact amounts will be determined by the final audit. The items that compri se this adjustment include:

* Inadequate calculation of contractual allowances in the amount of $348,000, for patients with pending Medical Assistance applications.

* Medicare accounts receivable adjustments of $317,000 associated with co-payment and deductible booking errors.

* Physician services billings in the amount of $212,000, which have not been processed. This Start-up Corporation is attempting to establish provider numbers with the appropriate payors so that these fees may be billed and collected in the future, however the amounts have been fully reserved as a precaution.

* Inadequate recognition of accrued expenses of $384,500, associated with various items including lease commissions, expected workers' compensation premium adjustments, as well as provision for certain state franchise taxes associated with the Company's capital structure and revenue base.

* Inadequate reserves to provide for retroactive payor changes and patient day denials of $270,000.

* An over allowance for amounts due to the Medicare program of ($192,000) and ($300,000) correction due to accounts receivable adjustments and errors. The effect of this adjustment is to increase the first quarter income. These were 1998 items that previously had been accounted for in the 1999 income statement.

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


The 1998 revenue for the twelve months ended 12/31/98 was overstated by $1,875,000. This adjustment was due to the over accruing of net patient revenue and the related accounts receivable. This was primarily caused by:

* Inadequate calculation of contractual allowances for Medicare patients of $700,000 and for potential Medicaid patients of $275,000.

* Accounts receivable adjustments of $300,000 associated with computer system errors related to net patient revenue.

* Inadequate reserves to provide for retroactive payor changes and patient day denials of $600,000.

The 1998 expenses for the twelve months ended 12/31/98 were understated by $2,475,000 due to the inadequate provision of accrued unpaid expenses and incorrect recording of journal entries. The items in this category consist of:

* Lack of a provision for the cost of tail coverage for the claims made malpractice insurance coverage. This amount is $128,000.

* Interest expense and property taxes on a discontinued operation were not accrued in the amount of $820,000.

* A provision was not made for certain state and local taxes that are not related to the Corporation's net income but rather to the capital structure or to the net revenue of the Corporation. These amounted to $69,000.

* Interest expense and commission due on certain of the Company's notes was not adequately provided for. These amounted to $414,000.

* A provision was not made for commissions of $84,000 to be paid on a terminated lease.

* Certain expense items received after the end of the year for services rendered during the year were not provided for. These amounted to $460,000. The items included legal fees, provision for retrospective adjustment of certain insurance expense and a general provision for unrecorded liabilities.

* Certain prepaid expenses and deposits that should have been written off were not. These amounted to $300,000.

*    Pharmacy expenses in the amount of $200,000 were not recognized.

As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 present the restated results.

A summary of the effects of the restatement follows:

                                1998 PREVIOUSLY  1998 RESTATED
                                   REPORTED
                                ---------------  -------------

NET REVENUES                    $   21,617,054   $ 19,948,895

INCOME (LOSS) FROM OPERATIONS   $   (2,734,793)  $ (6,025,624)

NET INCOME (LOSS)               $   (4,590,621)  $ (8,939,044)

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

          Other  Revenue -  CoreCare  Management  also  experienced  revenue
          --------------
fluctuations between periods due to the of absence of Preferred Medical Services Revenue in the 1st Quarter of 1998 (as acquired April 1998) as well as the loss of several billing clients in first quarter 1999. The increase includes first time revenue productions from the Company's subsidiary Quantum Clinical Service Group in 1999 from clinical research drug trials on behalf of pharmaceutical companies. Quantum has signed clinical research contracts in effect in the first quarter, which are projected to continue in 1999. Additionally, rental income from tenant revenue doubled over the period from 1999 over 1998.

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


Date:  January 14, 2000
     ----------------


CORECARE  SYSTEMS,  INC.




                  BY: /S/  THOMAS T. FLEMING
                     --------------------------------------------------------
                      THOMAS T. FLEMING, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET
                                 MARCH 31, 1999           DECEMBER 31, 1998
                            -------------------------  -----------------------
                            AS PREVIOUSLY  RESTATED   AS PREVIOUSLY  RESTATED
                              REPORTED     REPORTED      REPORTED    REPORTED

Current assets:
   Cash & cash equivalents      161,382       167,126     115,242      115,242
   Accounts receivable        6,332,572     4,213,626   5,588,188    4,411,418
   Prepaid expenses             737,651       616,841     224,215      175,659
                            -----------  ------------  -----------  ----------
 Total current assets         7,231,605     4,997,593   5,927,645    4,702,319

 Contract rights                265,300     1,288,919   1,288,919    1,288,919
   Less acc. amortization       (47,013)    1,117,645  (1,023,619)   1,023,619
                            -----------  ------------  -----------  ----------
                                218,287       171,274     265,300      265,300

 Property & equipment,net    14,126,248    14,142,968  14,151,787   14,151,787

 Goodwill, net                1,742,182     1,685,300   1,527,981    1,705,231

 Deferred finance costs,net     274,659       274,659     443,172      443,172

 Long-term investments:
 Real estate held for sale
                              1,086,924     1,086,924   1,100,000    1,100,000


 Other Assets:
 Deposits                       127,313        28,447     316,375       10,467
 Other                          590,814       426,861     981,436      816,651
                            -----------  ------------  -----------  ----------
 Total Other Assets             718,127       455,308   1,297,811    2,975,927

 Total Assets                25,398,032    22,814,026  24,713,696   23,194,927
                            ===========  ============  ===========  ==========

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET
                                     MARCH 31, 1999             DECEMBER 31, 1998
                               --------------------------  --------------------------
                              AS PREVIOUSLY    RESTATED    AS PREVIOUSLY   RESTATED
                                 REPORTED      REPORTED      REPORTED      REPORTED

Current liabilities:
   Accounts payable              3,526,394     3,302,446     3,748,884     3,748,884
   Payrolls & related taxes      3,338,224     3,338,222     3,048,183     3,048,143
   Accrued expenses              1,493,429     2,894,926       840,354     1,851,026
   Due to Medicare               1,501,079     2,001,079     1,000,000     1,692,389
   HCFP Funding                  3,626,220     4,492,720     4,308,703     4,308,703
   Notes Pay. incl.
        current portion LTD     15,994,171    16,103,455    15,199,388    16,191,983
   Current portion on capital
        lease obligations           76,521        73,478        38,565        38,565
   Advances, officers              902,489     1,332,692       910,692     1,332,692
                               ------------  ------------  ------------  ------------
 Total current liabilities      30,458,527    33,539,018    29,094,769    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion      2,180,904     2,192,374     2,192,374     2,192,374
                               ------------  ------------  ------------  ------------
                                 2,180,904     2,192,374     2,192,374     2,192,374

 Total liabilities              32,639,431    35,731,392    31,287,143    34,404,797

 Shareholders' equity
   Preferred Stock,                     17            17            17            17
 Common Stock,                      15,949        15,949        15,949        15,949
 Additional paid in capital     11,327,095    11,039,095    11,374,340    11,086,340
 Retained earnings             (18,584,460)  (23,972,427)  (17,963,752)  (22,312,176)
                               ------------  ------------  ------------  ------------
 Total stockholders' equity     (7,241,399)  (12,917,366)  ( 6,573,446)  (11,209,870)
                               ------------  ------------  ------------  ------------

 Total liabilities and
     stockholders' equity       25,398,032    22,814,026    24,713,697    23,194,927
                               ============   ===========  ============  ============

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET
                                 MARCH 31,  DECEMBER 31,
                                   1999         1998
                               -----------  ----------
                                 RESTATED     RESTATED
                                 REPORTED     REPORTED

Current assets:
   Cash & cash equivalents         167,126     115,242
   Accounts receivable           4,213,626   4,411,418
   Prepaid expenses                616,841     175,659
                               -----------  ----------
 Total current assets            4,997,593   4,702,319

 Contract rights                 1,288,919   1,288,919
   Less acc. amortization        1,117,645   1,023,619
                                ----------  ----------
                                   171,274     265,300

 Property & equipment,net       14,142,968  14,151,787

 Goodwill, net                   1,685,300   1,705,231

 Deferred finance costs,net        274,659     443,172

 Long-term investments:
 Real estate held for sale       1,086,924   1,100,000


 Other Assets:
 Deposits                           28,447      10,467
 Other                             426,861     816,651
                                ----------  ----------
 Total Other Assets                455,308   2,975,927

 Total Assets                   22,814,026  23,194,927
                                ==========  ==========

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET

                                 MARCH 31,  DECEMBER 31,
                                   1999         1998
                               ------------  ------------
                                 RESTATED      RESTATED
                                 REPORTED      REPORTED

Current liabilities:
   Accounts payable              3,302,446     3,748,884
   Payrolls & related taxes      3,338,222     3,048,143
   Accrued expenses              2,894,926     1,851,026
   Due to Medicare               2,001,079     1,692,389
   HCFP Funding                  4,492,720     4,308,703
   Notes Pay. incl.
        current portion LTD     16,103,455    16,191,983
   Current portion on capital
        lease obligations           73,478        38,565
   Advances, officers            1,332,692     1,332,692
                               ------------  ------------
 Total current liabilities      33,539,018    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion      2,192,374     2,192,374
                               ------------  ------------
                                 2,192,374     2,192,374

 Total liabilities              35,731,392    34,404,797

 Shareholders' equity
   Preferred Stock,                     17            17
 Common Stock,                      15,949        15,949
 Additional paid in capital     11,039,095    11,086,340
 Retained earnings             (23,972,427)  (22,312,176)
                               ------------  ------------
 Total stockholders' equity    (12,917,366)  (11,209,870)
                               ------------  ------------

 Total liabilities and
     stockholders' equity       22,814,026    23,194,927
                               ============   ===========

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 QUARTER  ENDING  MARCH  31


                                     MARCH 31, 1999           DECEMBER 31, 1998
                               ------------------------  --------------------------
                               AS PREVIOUSLY   RESTATED    AS PREVIOUSLY   RESTATED
                                 REPORTED      REPORTED      REPORTED      REPORTED


Revenue:

Net Revenue                     6,919,018    6,264,018    4,660,201    4,380,574

 Operating Expenses:
 Salaries and benefits          4,170,676    4,226,926    3,006,893    3,001,541
 Purchased services               566,199      815,449      361,851            -
 Administrative expenses          897,226      976,219      908,477    1,386,012
 Bad debt expense                 669,421      669,421      392,244      434,612
                               -----------  -----------  -----------  -----------
 Total operating expenses       6,303,522    6,688,015    4,669,465    4,822,165

 Income(loss) from operations     615,496     (423,997)      (9,263)    (513,591)

 Other expenses:
 Interest expense                 847,338      847,338      363,252      628,779
 Impaired asset write down              -            -      369,380      369,380
 Depreciation and Amortiz.        388,866      388,866      525,157      525,157
                               -----------  -----------  -----------  -----------
 Total other expenses           1,236,204    1,236,204    1,257,789    1,523,316
                               -----------  -----------  -----------  -----------

 Net income(loss)                (620,708)  (1,660,251)  (1,267,052)  (2,036,907)
                               ===========  ===========  ===========  ===========

 Shares outstanding            15,949,128   15,949,128   13,118,944   13,118,944

 Loss per share-primary             (0.04)       (0.11)       (0.10)       (0.14)
 Loss per share-fully diluted

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 QUARTER  ENDING  MARCH  31

                                   1999         1998
                                 RESTATED     RESTATED
                                 REPORTED     REPORTED
Revenue:

Net Revenue                     6,264,018    4,380,574

 Operating Expenses:
 Salaries and benefits          4,226,926    3,001,541
 Purchased services               815,449            -
 Administrative expenses          976,219    1,386,012
 Bad debt expense                 669,421      434,612
                                ----------  -----------
 Total operating expenses       6,688,015    4,822,165

 Income(loss) from operations    (423,997)    (513,591)

 Other expenses:
 Interest expense                 847,338      628,779
 Impaired asset write down              -      369,380
 Depreciation and Amortization    388,866      525,157
                                ----------  -----------
 Total other expenses/(income)  1,236,204    1,523,316
                                ----------  -----------

 Net income(loss)              (1,660,251)  (2,036,907)
                                ==========  ===========

 Shares outstanding            15,949,128    13,118,944

 Loss per share-primary             (0.11)       (0.14)
 Loss per share-fully diluted       (0.11)       (0.14)

                               CORECARE SYSTEMS, INC.
                               ----------------------
                               CONSOLIDATED CASH FLOWS
                               -----------------------
                        FOR THE QUARTER ENDED MARCH 31, 1999
                        ------------------------------------


                                                   QUARTER ENDED      YEAR-TO-DATE
                                                  ----------------  ----------------
                                                   MARCH 31, 1999    MARCH 31, 1999
                                                  ----------------  ----------------

Cash flows from operating activities:
   Net Loss                                       $    (1,660,251)  $    (1,660,251)
                                                  ----------------  ----------------
   Non-cash adjustments to reconcile net loss to

    Net cash provided by operating activities:

      Depreciation and amortization                       388,866           388,866
                                                  ----------------  ----------------
         Change before C/A & C/L changes               (1,271,385)       (1,271,385)

      Allowance for doubtful accounts                     622,079           622,079
                                                  ----------------  ----------------
(Increase) decrease in operating assets:
   Accounts receivable                                   (424,287)         (424,287)
   Other current assets                                  (441,182)         (441,182)
   Deposits                                               (17,980)          (17,980)
   Other assets                                           389,789           389,789
   Restricted cash                                              1                 1
Increase (decrease) in operating liabilities:
   Accounts payable                                      (446,436)         (446,436)
   Accrued expenses                                     1,043,900         1,043,900
   Payroll and related taxes                              290,039           290,039
   Due to third party                                     308,690           308,690
                                                  ----------------  ----------------

Net cash proceeds from operating activities                53,228            53,228

Cash flows from investing activities:
   Increase in capitalized financing costs                      -                 -
   Purchase of property and equipment                     (84,501)          (84,501)
   Disposal of assets                                           -                 -
   Purchase of contract rights                                  -                 -
                                                  ----------------  ----------------
Net cash used in investing activities                     (84,501)          (84,501)

Cash flows from financing activities:
   Proceeds from common stock issuance                          -                 -
   Repayment of amounts due officers                            -                 -
   Proceeds (Repayment) of notes                           95,489            95,489
   Repayment of lease obligations                          34,913            34,913
   Change in additional paid in capital                   (47,245)          (47,245)
   Proceeds from short and long term debt                       -                 -
                                                  ----------------  ----------------

Net cash provided by financing activities                  83,157            83,157

Net increase (decrease) in cash                            51,884            51,884

Cash, beginning of period                                 115,242           115,242

Cash, end of period                               $       167,126   $       167,126
                                                  ================  ================