Form 10QSB/A
period 1999-06-30
CORE CARE SYSTEMS INC
filed 2000-02-02
CIK 1067937

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


                                TABLE OF CONTENTS
                                -----------------


PART  I  -  FINANCIAL  INFORMATION
                                                                            PAGE

Item  1:     Financial  Statements                                             2
Item  2:     Management's  Discussion
             and  Analysis  of  Financial  Condition
             and  Results  of  Operations                                    2-4

Item  3:     Quantitative  and  Qualitative
             Disclosures  About  Market  Risk                                  4



PART  II  -  OTHER  INFORMATION
                                                                            PAGE

Item  1:     Legal  Proceedings                                                4
Item  2:     Changes  in  Securities  and  Use  of  Proceeds                   4
Item  3:     Default  and  Senior  Securities                                  4
Item  4:     Submission of Matters to a Vote of Security Holders               5
Item  5:     Other  Information                                                5
Item  6:     Exhibits  and  Reports  on  Form  8-K                             5


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

     Consolidated  Balance  Sheet
     Three  months  ended
     June 30,  1999  and
     Fiscal  Year  Ended
     December  31,  1998                                                     8-9

     Consolidated Statement of Operations
     Three  months and Six Months ended
     June 30, 1999 and 1998                                                   10


     Consolidated Statement of Cash Flows                                     11
     For the Quarter and Year to Date ending
     June 30, 1999

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

     Operating Expenses - Operating expenses of $6,402,435 for the quarter and $13,090,450 six months ended June 30, 1999 increased 11% and 21% over the comparable periods in 1998. Operating expenses increased at a rate much lower than the 37% and 41% increases in revenue for the quarter and six month periods. Operating expenses as a percentage of revenue declined to 93.9% from 115.1% for the same quarter a year ago. The company was able to achieve the benefits of operating leverage and i mproved operating efficiency.

     Salaries and Employees Benefits- Salaries and Employee Benefits increased approximately $890,000 or 26% during the second quarter 1999 as compared to the second quarter 1998. This increase is attributable to the increase in services being offered at the Kirkbride Center. During 1999 the number of acute patients was greater than 1998, the drug and alcohol unit was operational, and the outpatient programs have increased. These additional services required an increase in staffing costs along with start-up costs associated with the clinical drug research and res tructuring costs associated with the company's re-engineering activities.

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


Date:  January 14, 2000
       ----------------


                               CORECARE  SYSTEMS,  INC.







                               BY:  /S/  THOMAS T. FLEMING
                                  --------------------------------------
                                    THOMAS T. FLEMING
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

CORECARE  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEET

                                  JUNE 30,  DECEMBER 31,
                                    1999       1998
                                  --------  ----------

Current assets:
Cash & cash equivalents            419,209     115,242
   Accounts receivable           4,379,955   4,411,418
   Prepaid expenses                354,685     175,659
                               -----------  ----------
 Total current assets            5,153,849   4,702,319

 Contract rights                 1,288,919   1,288,919
   Less acc. amortization        1,117,645   1,023,619
                               -----------  ----------
                                   171,274     265,300

 Property & equipment,net       13,998,441  14,151,787

 Goodwill, net                   1,681,950   1,705,231

 Deferred finance costs,net        142,659     443,172

 Long-term investments:
 Real estate held for sale       1,073,847   1,100,000


 Other Assets:
 Deposits                           26,999      10,467
 Other                             404,531     816,651
                               -----------  ----------
Total Other Assets                 431,520     827,118

 Total Assets                   22,653,550  23,194,927
                               ===========  ==========

                                 JUNE 30,   DECEMBER 31,
                                   1999        1998
                              ------------  ------------

Current liabilities:
Accounts payable                4,048,327     3,748,882
   Payrolls & related taxes     3,099,456     3,048,183
   Accrued expenses             3,267,326     1,851,026
   Due to Medicare              2,441,461     1,692,389
   HCFP Funding                 3,900,630     4,308,703
   Notes Pay. incl.
        current portion LTD    16,014,714    16,191,983
   Current portion on capital
        lease obligations          73,478        38,565
   Advances, officers           1,332,692     1,332,692
                              ------------  ------------
 Total current liabilities     34,178,084    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion     2,185,635     2,192,374
                              ------------  ------------
                                2,185,635     2,192,374

 Total liabilities             36,363,719    34,404,797

 Shareholders' equity
   Preferred Stock,                    17            17
 Common Stock,                     15,949        15,949
 Additional paid in capital    11,014,095    11,086,340
 Retained earnings            (24,740,230)  (22,312,176)
                              ------------  ----------
 Total stockholders' equity   (13,710,169)  (11,209,870)
                              ------------  ------------

 Total liabilities and
     stockholders' equity      22,653,550    23,194,927
                              ============  ============
                                        -             -

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 PERIODS  ENDING  JUNE 30, 1999 AND JUNE 30, 1998

                                 Three Months Ended          Six Months Ended
                              -------------------------  ------------------------
                                6/30/99       6/30/98      6/30/99      6/30/98
                              ------------  -----------  ------------  -----------
Revenue:
   Net patient service          5,525,032    4,047,883   $11,617,398    7,566,026
   Management service             307,126      577,801       613,683    1,040,669
   Other                          431,860      334,861       851,560      694,192
                              ------------  -----------  ------------  -----------
                                6,818,623    4,992,315    13,082,641    9,300,889


 Operating Expenses:
 Salaries and benefits          4,277,990    3,125,658     8,504,916    6,208,950
 Purchased services               774,362            -     1,589,811            -
 Administrative expenses          972,419    2,092,319     1,948,638    3,609,792
 Bad debt expense                 377,664      529,981     1,047,085      964,593
                              ------------  -----------  ------------  -----------
 Total operating expenses       6,402,435    5,747,958    13,090,450   10,783,335

 Income from operations           416,188     (755,643)       (7,809)  (1,482,446)

 Other expenses:
 Interest expense                 786,683      731,473     1,634,071    1,360,252
 Impaired asset write down              -            -       369,380            -
 Depreciation & Amortiz.          397,308      760,503       786,174    1,285,660
                              ------------  -----------  ------------  -----------
 Total other expenses           1,183,991    1,491,976     2,420,245    3,015,292
                              ------------  -----------  ------------  -----------
 Net income(loss)                (767,803)  (2,247,619)   (2,428,054)  (4,497,738)
                               ===========  ===========  ============  ===========

average shares outstanding     15,753,792   15,186,404    15,733,845   14,675,861
 loss per share-basic               (0.05)       (0.15)        (0.15)       (0.31)
 loss per share-fully diluted       (0.05)       (0.15)        (0.15)       (0.31)

                              CORECARE SYSTEMS, INC.
                              ----------------------
                              CONSOLIDATED CASH FLOWS
                              -----------------------


FOR  THE  QUARTER  ENDED  JUNE  30,  1999

                                                   QUARTER ENDED    YEAR-TO-DATE
                                                   JUNE 30, 1999    JUNE 30, 1999
                                                  ---------------  ---------------

Cash flows from operating activities:
   Net Loss                                       $     (767,803)  $   (2,428,054)
   Non-cash adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                      397,308          786,174
                                                  ---------------  ---------------
         Change before C/A & C/L changes                (370,495)      (1,641,880)

      Allowance for doubtful accounts                    107,665          729,744
(Increase) decrease in operating assets:
   Accounts receivable                                  (273,994)        (698,281)
   Other current assets                                  262,156         (179,026)
   Deposits                                                1,448          (16,532)
   Other assets                                           22,330          412,119
   Restricted cash                                             -                -
Increase (decrease) in operating liabilities:
   Accounts payable                                      745,881          299,445
   Accrued expenses                                      372,400        1,416,300
   Payroll and related taxes                            (238,766)          51,273
   Due to third party                                    440,382          749,072
                                                  ---------------  ---------------

Net cash proceeds from operating activities            1,069,007        1,122,234

Cash flows from investing activities:
   Increase in capitalized financing costs                     -                -
   Purchase of property and equipment                   (104,354)        (188,854)
   Disposal of assets                                          -                -
   Purchase of contract rights                                 -                -
                                                  ---------------  ---------------
Net cash used in investing activities                   (104,354)        (188,854)

Cash flows from financing activities:
   Proceeds from common stock issuance                         -                -
   Repayment of amounts due officers                           -                -
   Proceeds (Repayment) of notes                        (687,570)        (592,081)
   Repayment of lease obligations                              -           34,913
   Change in additional paid in capital                  (25,000)         (72,245)
   Proceeds from short and long term debt                      -                -
                                                  ---------------  ---------------

Net cash provided by financing activities               (712,570)        (629,413)

Net increase (decrease) in cash                          252,083          303,967

Cash, beginning of period                                167,126          115,242

Cash, end of period                               $      419,209   $      419,209
                                                  ===============  ===============