Form 10QSB/A
period 1999-09-30
CORE CARE SYSTEMS INC
filed 2000-02-02
CIK 1067937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                 FORM 10-QSB/A


(Mark  One)

 X    QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF
---   THE SECURITIES EXCHANGE ACT OF  1934

           For the quarterly  period  ended  September 30,  1999
                                             -------------------

---  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)
     OF THE EXCHANGE ACT

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


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

     Consolidated  Balance  Sheet
     As of September 30,  1999  and
     Fiscal  Year  Ended
     December  31,  1998                                         9-10

     Consolidated Statement of Operations
     Three  months and Nine Months ended
     September 30, 1999 and 1998                                   11


     Consolidated Statement of Cash Flows
        For the Quarter and Year to Date ending
September 30, 1999                                        12

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

          (a)  Exhibits.
               ---------

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

CORECARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

                             September 30,  DECEMBER 31,
                                  1999         1998
                             -------------  ------------
Current assets:
Cash & cash equivalents            243,436       115,242
   Accounts receivable           5,060,053     4,411,418
   Prepaid expenses                258,546       175,659
                             -------------  ------------
 Total current assets            5,562,035     4,702,319

 Contract rights                 1,288,919     1,288,919
   Less acc. amortization        1,164,658     1,023,619
                             -------------  ------------
                                   124,261       265,300

 Property & equipment,net       13,806,886    14,151,787

 Goodwill, net                   1,475,584     1,705,231

 Deferred finance costs,net        115,634       443,172

 Long-term investments:
 Real estate held for sale       1,060,770     1,100,000


 Other Assets:
 Deposits                           33,214        10,467
 Other                             522,132       816,651
                             -------------  ------------
   Total Other Assets              555,346       827,118

 Total Assets                   22,700,516    23,194,927
                             =============  ============

                               September 30,  DECEMBER 31,
                                   1999         1998
                               ------------  ------------

Current liabilities:
   Accounts payable              4,201,571     3,748,882
   Payrolls & related taxes      3,147,234     3,048,183
   Accrued expenses              3,360,096     1,851,026
   Due to Medicare               2,389,158     1,692,389
   Receivable Funding            2,497,158     4,308,703
   Notes Pay. incl.
        current portion LTD     17,500,026    16,191,983
   Current portion on capital
        lease obligations          166,945        38,565
   Advances, officers            1,328,341     1,332,692
                               ------------  ------------
 Total current liabilities      34,590,529    32,212,423

 Long-term liabilities:
 Long-term debt,
     net of current portion      2,190,801     2,192,374
                               ------------  ------------
                                 2,190,801     2,192,374

 Total liabilities              36,781,330    34,404,797

 Shareholders' equity
   Preferred Stock,                     17            17
 Common Stock,                      15,949        15,949
 Additional paid in capital     11,012,279    11,086,340
 Retained earnings             (25,109,059)  (22,312,176)
                               ------------  ------------
 Total stockholders' equity    (14,080,814)  (11,209,870)
                               ------------  ------------

 Total liabilities and
     stockholders' equity       22,700,516   23,194,927
                               ============  ===========

 CORECARE  SYSTEMS,  INC.
 CONSOLIDATED  STATEMENT  OF  OPERATIONS
 PERIODS  ENDING  JUNE  30,  1999  AND  JUNE  30,  1998

                                   THREE  MONTHS  ENDED       NINE  MONTHS  ENDED
                                -------------------------  -------------------------
                                    9/30/99      9/30/98       9/30/99      9/30/98
                                ------------  -----------  ------------  -----------
REVENUE:

  NET PATIENT SERVICE           $ 6,357,327    4,246,533   $17,974,725   11,812,561
  MANAGEMENT SERVICE                199,206      476,804       812,889    1,517,473
  OTHER                             366,346      387,358     1,217,906    1,081,550
                                ------------  -----------  ------------  -----------
                                  6,922,879    5,110,695    20,005,520   14,411,584


 OPERATING EXPENSES:
 SALARIES AND BENEFITS            4,390,706    3,151,049    12,895,622    9,621,696
 PURCHASED SERVICES                 675,711            -     2,265,522            -
 ADMINISTRATIVE EXPENSES            912,573    2,041,510     2,861,211    5,389,605
 BAD DEBT EXPENSE                   415,597      562,268     1,462,682    1,526,861
                                ------------  -----------  ------------  -----------
 TOTAL OPERATING EXPENSES         6,394,587    5,754,827    19,485,037   16,538,162

 INCOME FROM OPERATIONS             528,292     (644,132)      520,483   (2,126,578)

 OTHER EXPENSES:
 INTEREST EXPENSE                   815,493      763,936     2,449,564    2,124,188
 IMPAIRED ASSET WRITE DOWN                -            -                    369,380
 (GAIN)/LOSS ASSET SALES           (181,834)           -      (181,834)           -
 DEPRECIATION & AMORTIZ.            263,462      797,896     1,049,636    2,083,556
                                ------------  -----------  ------------  -----------
 TOTAL OTHER EXPENSES               897,121    1,561,832     3,317,366    4,577,124
                                ------------  -----------  ------------  -----------
 NET INCOME(LOSS)                  (368,829)  (2,205,964)   (2,796,883)  (6,703,702)
                                ============  ===========  ============  ===========


AVERAGE SHARES OUTSTANDING       15,765,232   15,703,173    15,744,422   15,022,062
 LOSS PER SHARE-BASIC                 (0.02)       (0.14)        (0.18)       (0.45)
 LOSS PER SHARE-FULLY DILUTED         (0.02)       (0.14)        (0.18)       (0.45)

                                    CORECARE SYSTEMS, Inc.
                                   Consolidated Cash Flows
                          For the Quarter Ended September 30, 1999


                                                     Quarter Ended          Year-to-date
                                                   September 30, 1999    September 30, 1999
Cash flows from operating activities:
   Net Loss                                       $          (368,829)  $        (2,796,883)
   Non-cash adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                           263,462             1,049,636
         Change before C/A & C/L changes                     (105,367)           (1,747,247)

      Allowance for doubtful accounts                         180,614               910,358
(Increase) decrease in operating assets:
   Accounts receivable                                       (860,711)           (1,558,992)
   Other current assets                                        96,139               (82,887)
   Deposits                                                    (6,215)              (22,747)
   Other assets                                              (117,602)              294,517
   Restricted cash                                                  -                     -
Increase (decrease) in operating liabilities:
   Accounts payable                                           153,263               452,708
   Accrued expenses                                            82,237             1,498,537
   Payroll and related taxes                                   47,778                99,051
   Due to third party                                         (52,303)              696,769

Net cash proceeds from operating activities                  (582,167)              540,067

Cash flows from investing activities:
   Increase in capitalized financing costs                          -                     -
   Purchase of property and equipment                         (18,898)             (207,752)
   Disposal of assets                                         246,635               246,635
   Purchase of contract rights                                      -                     -
Net cash used in investing activities                         227,737                38,883

Cash flows from financing activities:
   Proceeds from common stock issuance                              -                     -
   Repayment of amounts due officers                                -                     -
   Proceeds (Repayment) of notes                              180,473              (411,608)
   Repayment of lease obligations                                   -                34,913
   Change in additional paid in capital                        (1,816)              (74,061)
   Proceeds from short and long term debt                           -                     -

Net cash provided by financing activities                     178,657              (450,756)

Net increase (decrease) in cash                              (175,773)              128,194

Cash, beginning of period                                     419,209               115,242

Cash, end of period                               $           243,436   $           243,436