Form 10KSB
period 1999-12-31
CORE CARE SYSTEMS INC
filed 2000-11-28
CIK 1067937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                  215/471-2358
                           (ISSUER'S TELEPHONE NUMBER)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [_]          No   [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  form  10-KSB.           [_]

     The  issuer's  revenues  for  its  most recent fiscal year were $25,799,731

     The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of September 15, 2000 was $1,712,228.

     The number of shares outstanding of each class of the issuer's common equity, as of September 15, 2000 was as follows: Common Stock - 17,122,778 shares.

     Transitional Small Business Disclosure Format (check one): Yes  [_] No  [X]

                             CORECARE SYSTEMS, INC.
FORM  10-KSB

TABLE  OF  CONTENTS
-------------------

PART  I

     ITEM  1-     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     ITEM  2-     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .12
     ITEM  3-     LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .12
     ITEM  4-     SUBMISSION  OF  MATTERS
                  TO  A  VOTE  OF  SECURITY  HOLDERS . . . . . . . . . . . . .13


PART  II

     ITEM  5-     MARKET  FOR  COMMON  EQUITY
                  AND  RELATED  STOCKHOLDER  MATTERS . . . . . . . . . . . . .13
     ITEM  6-     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . 14
     ITEM  7-     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA . . . . . . 21
     ITEM  8-     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE . . . . . . . . .21


PART  III

     ITEM  9-     DIRECTORS,  EXECUTIVE  OFFICERS,
                  PROMOTERS  AND  CONTROL  PERSONS;
                  COMPLIANCE  WITH  SECTION
                  16  (A)  OF  THE  EXCHANGE  ACT . . . . . . . . . . . . . . 22
     ITEM  10-    EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . . . . 26
     ITEM  11-    SECURITY  OWNERSHIP  OF
                  CERTAIN  BENEFICIAL  OWNERS
                  AND  MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . 28
     ITEM  12-    CERTAIN  RELATIONSHIPS
                  AND  RELATED  TRANSACTIONS . . . . . . . . . . . . . . . . .30
     ITEM  13-    EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . .31

                                     PART I
                                     ------

ITEM  1  -     BUSINESS

CoreCare Systems, Inc. (Ticker Symbol CRCS) is a regional behavioral healthcare provider operating in Southeastern Pennsylvania. The principal lines of business of Corecare Systems, Inc. (together with its subsidiaries, the "Company") are:

(I)     providing  a  comprehensive  spectrum  of  behavioral  health  services,
(II) providing Clinical Drug Trial services to the Pharmaceutical industry for drugs that treat central nervous system disorders , and
(III)   generating  rental  income  from  its  real  estate  assets.

The Company conducts all of its operations through its subsidiary corporations. Unless the context indicates otherwise the term "Company" when used herein shall include the Company's Subsidiaries. The Company conducts its operations from two facilities in Bucks and Philadelphia Counties. The corporate office is located on the site of the Company's largest asset, Kirkbride Center in Philadelphia, Pennsylvania.

The Company selectively seeks opportunities to expand its base of operations through synergistic evolution of complimentary services and by acquiring additional facilities and /or entities to its existing behavioral care platform. Significant planning efforts are being dedicated to growth opportunities in the clinical drug trial arena through integration into existing behavioral services as well as network affiliation, joint ventures, and management. The Company does intend to seek acquisitions of small clinical drug research services companies. The Company does intend to maximize the profitability of its real estate assets through leasing, land sales, construction, and development of commercial space.

                          Recent Development Activities

The Company has restructured its business operations to focus on and expand those services which are profitable such as its rehabilitation programs, rental income, and clinical drug trial services. In 1999 and early 2000 the Company closed, sold, and sharply contracted those unprofitable activities which should reduce future operating losses. The Company has substantially reduced its overhead costs over the past 12 months and will continue to do so in the future. The remaining operations of the Company have demonstrated improved performance as result of closing facilities and elimination of related expenditures. As a result of management's efforts to eliminate and reduce unnecessary expenditures, the Company has improved its operating results.

The Company believes it has the resources and ability to resolve its liquidity problems. The Company's plan to improve its operating results will continue to be multi-pronged. The Company will move to improve operating cash flow by improving its revenue base and lowering expenses. Currently the Company has received approval to open two outpatient clinics and is seeking to expand its Drug & Alcohol (D&A) Rehabilitation and Residential Treatment programs, though such approval cannot be guaranteed. The Company will continue to examine and reduce the costs for operating systems and overhead especially as they relate to lowering bad debt. Certain Medicare Reimbursement changes to the Company's partial hospitalization and outpatient clinics took effect on August 1, 2000 and are expected to improve the profitability of these programs. Additionally, the company has entered into agreements for the sale of certain non-operating surplus real estate which will provide liquidity. Finally, the company is in the process of obtaining alternate sources of financing given the improving appraised value of the Companies properties. Within the year the Kirkbride
Center received an appraisal at $22,000,000 and the Westmeade Center was appraised for $5,000,000. The Company has applied for HUD financing for Westmeade Healthcare, Inc. which will provide the financing to pay down significant liabilities of approximately $1,300,000 while lowering annual interest charges. There is no guarantee that the Company will be successful in this regard. The Company believes however that it will be able to refinance its short and long term liabilities to generate additional liquidity and lower interest charges.

In 1999, the Company proceeded with a plan to restructure the company to focus on core revenue and profit making opportunities:

     - In September 1999 the Company sold a one acre parcel of surplus land at the Kirkbride Campus.

     - The Company also sold certain assets of its Physician Practice Management Practice. At this time the remainder of the Physician Practice Management Practice has been consolidated into the Behavioral Services Business Unit. The associated office lease was terminated and remaining assets relocated to Kirkbride Center.

     - In March 2000, the Company sold certain assets of its Health and Fitness Operation and ceased all operations of that unit.

     - In July 2000, the Company entered into an agreement for the sale of the Lakewood property which will satisfy the obligations owed to the debtors of that property.

     - In January 2000 the Company signed an agreement to sell 4 acres to a development concern; in August 2000 the agreement was amended to include an additional 4.7 acres.

The Company will continue to evaluate business lines, payor contracts, as well as outsourcing or contracting relationships which would further overall profitability.

DESCRIPTION  OF  LINES  OF  BUSINESS

The Company is involved in continual development activities with respect to its three primary lines of business.

     Behavioral  Health  Services
          The Company has undertaken a development plan to create behavioral healthcare services which provides a continuum of care through a broad range of acute, step-down, and outpatient services in Southeastern Pennsylvania. Growth in this sector will occur primarily through the start-up of newly licensed services rather than acquisition. Targeted service areas include substance abuse, geriatric services and adolescent services.

     Clinical  Trial  Services
          The Company continuously seeks to grow the business through a combination of internal initiatives combined with exploring external opportunities such as joint ventures and acquisitions. Historically this sector increased revenues by expanding the number of contracts with Contract Research Organizations. Growth in the future will focus on acquisitions of other similar companies.

     Real  Estate  Leasing  and  Development
          The Company seeks to maximize the value of its real estate holdings by putting these assets to their highest and best use. This strategy includes leasing certain assets to third parties as well as periodically the sale of certain assets.

(I)  Behavioral  Health  Services:

     At the present time, the Company provides services in the following categories:
          (A)          Acute  Inpatient  Hospitalization;
          (B)          Partial  Hospitalization  Services;
          (C)          Outpatient  Care;
          (D)          Drug  and  Alcohol  Rehabilitation  Services;
          (E)          Wrap-around  Services;
          (F) Non-hospital acute residential psychiatric services to adolescent patients

The  Company  provides  these  services  at  its  two  primary  sites:
          -  The  Kirkbride  Center  located  in  West  Philadelphia,  PA
          -  The  Westmeade  Center  at  Warwick  located  in  Hartsville,  PA

The Kirkbride Center's primary market is West and North Philadelphia. While certified to provide services to Medicare, Medicaid and Blue Cross recipients, the facility's primary payor is Community Behavioral Health (CBH).

The primary market of the Westmeade Center at Warwick is Eastern Pennsylvania with significant concentration of cases from Bucks, Montgomery and Philadelphia counties. The Westmeade Center at Warwick is a certified Medical Assistance provider and has numerous contracts with Managed Care Providers and health insurance companies; however, the most significant payors are Community Behavioral Health, Americhoice and Medicaid.

Bed  Utilization  and  Occupancy  Rates

The following table shows the historical bed utilization and occupancy rates for the facilities (Warwick & Kirkbride Centers) operated by the Company for the years indicated. Accordingly, information related to the Kirkbride Center acquired during 1997 has been included from its respective date of acquisition (February 27, 1997).

                               1999             1998            1997
                             -------          -------          -------
Average  Licensed  Beds:
Acute  Care  Hospital          120               120             120
Step  Down  Units              105                74              32
                               ---               ---            ----
Total                          225               194             152

Average  Available  Beds  (1):
Acute  Care  Hospital           94                94              46
Step  Down  Units              105                74              32
                               ---            ------              --
Total                          199               168              78

Admissions:
Acute  Care  Hospital        4,638             3,129           1,393
Step  Down  Units              702               171              15
                             -----            ------           -----
Total                        5,340             3,300           1,408


Average Length of Stay (Days):
Acute  Care  Hospital         8.42              9.57            9.01
Step  Down  Units            50.94             80.47          283.47
Total                        17.59             13.25           11.93

Patient  Days(2):
Acute  Care  Hospital       58,180            29,959          12,543
Step  Down  Units           35,762            13,761           4,252
                            ------            ------          ------
Total                       93,942            43,720          16,795

Occupancy  Rate--Licensed  Beds(3):
Acute  Care  Hospital         77%               68%             29%
Step  Down  Units             93%               69%             36%
Total                         85%               69%             30%

Occupancy  Rate--Available  Beds(3):
Acute  Care  Hospital         98%               87%             75%
Step  Down  Units             93%               69%             36%
Total                         96%               79%             59%

(1)  "Average  Available  Beds" is the  number  of beds  which are  actually  in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

(2) "Patient Days" is the aggregate sum for all patients of the number of days that hospital care is provided to each patient.
(3) "Occupancy Rate" is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.
(4) Step Down Services include the Drug and Alcohol Rehabilitation Beds and the Residential Treatment Beds.

The operating statistics for 1999 and 1998 demonstrate the start up nature of the Kirkbride Center. This facility was acquired on February 27, 1997 with a census of 15 patients. The Company focused on improving the census in the acute inpatient hospital beds while developing new services for this site. The Company opened a D&A Rehabilitation unit in July 1998, which initially had 20 beds and has been increased to 80 beds presently.

The Company has achieved significant growth in providing geriatric services. Operations at the Philadelphia Nursing Home and the Philadelphia Geriatric Center are the result of Kirkbride's affiliation with the Temple University Healthcare System. Two licenses for outpatient clinics at the Philadelphia Geriatric Center and Cambridge Assisted Living Facility were recently awarded and these sites are expected to be operational by January 2001.

The Company determined that the acute inpatient license was producing significant losses. These losses were caused by low reimbursement rates from CBH for acute services and sub-acute services, as well as, County Funded patients. These reimbursement rates were below the Company's Cost of providing the services for those patients. As a result, the Company reduced acute care operations starting in October 1999. The Company is currently operating 49 acute inpatient hospital beds.

The Company believes that D&A Rehabilitation program and adolescent treatment services warrant expansion.

The number of patient days of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and behavioral practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon the Company's future operating performance. The Company has experienced growth in outpatient utilization over the past several years. The
Company is unable to predict the rate of growth and resulting impact on the Company's future revenues because it is dependent upon developments in physician practice patterns, which are outside of the Company's control. The Company is also unable to predict the extent to which other industry trends will continue or accelerate.

SOURCES  OF  REVENUE

Behavioral  Health  Services
The Company receives payment for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under its respective Medicaid programs and directly from patients. The Company's behavioral health services are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. The costs for recertification are not material as many of the requirements for recertification are integrated with the Company's internal quality control processes. If a facility loses certification, it will be unable to receive payment for patients under the Medicare or Medicaid programs. Although the Company intends to continue in such programs, there is no assurance that it will continue to qualify for participation.

The sources of the Company's hospital revenues are charges related to the services provided by the hospitals and their staffs, such as pharmacy, psychotherapy and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. Hospital revenues depend upon the occupancy for inpatient routine services, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of bed occupied (e.g., Acute, subacute, and 23 hour bed).

The largest payor for both Kirkbride and Westmeade at Warwick is Community Behavioral Health, which contributes approximately 63% of all patients for these sites. Medicare reimbursed Kirkbride for approximately 20% of all inpatients treated at the facility.

The following table shows approximate percentages of net patient revenue derived by the Company's facilities owned as of December 31, 1999 since their respective dates of acquisition by the Company from third party sources, including the additional Medicaid reimbursements.


                                PERCENTAGE  OF  NET  PATIENT  REVENUES
                                    ----------------------------
                                      1999      1998      1997
                                      ----      ----      ----
Third  Party  Payors:
Medicare . . . . . . . . . . . . .     17%       21%       21%
Community Behavioral Health (CBH)      60%       61%       37%
Managed  Care  (a) . . . . . . . .     17%        9%       16%
Medicaid   . . . . . . . . . . . . .    5%        8%       23%
Other  Sources . . . . . . . . . .      1%        1%        3%
                                      ----      ----      ----
Total . . . . . . . . . . . . . .     100%      100%      100%

(a) Includes health maintenance organizations and preferred provider organizations.

Regulation  and  Other  Factors:

Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs and reimbursement is subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustments that might result therefrom. The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. Behavioral health facilities are cost reimbursed by the Medicare program, but are subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation. In the Balanced Budget Act of 1997, Congress significantly revised the Medicare payment provisions for Prospective Payment System("PPS")- excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after August 1, 1997, different caps are applied to psychiatric hospitals' target amounts depending on whether a hospital was excluded from PPS before or after that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for psychiatric hospitals. In addition, the Health Care Financing Administration has implemented requirements applicable to psychiatric hospitals that share a facility or campus.

The Balanced Budget Act of 1997 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also calls for reductions in the future rate of increases to payments made to hospitals and reduces the amount of reimbursement for outpatient services, bad debt expense and capital costs. It is possible that future budgets will contain certain further reductions in the rate of increase of Medicare and Medicaid spending. In addition to Federal health reform efforts, several states have adopted or are considering healthcare reform legislation.
Several states are planning to consider wider use of managed care for their Medicaid populations and providing coverage for some people who presently are uninsured. The enactment of Medicaid managed care initiatives is designed to provide low-cost coverage.

All hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. The Company's hospitals must comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities.

State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle controlled substances and operate certain equipment. All the Company's eligible hospitals have been accredited by the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO reviews each hospital's accreditation once every three years. The review period generally ranges from once a year to once every three years. The Social Security Act and regulations thereunder contain numerous provisions which affect the scope of Medicare coverage and the basis for reimbursement of Medicare providers. Among other things, this law provides that in states which have executed an agreement with the Secretary of the Department of Health and Human Services (the "Secretary"), Medicare reimbursement may be denied with respect to depreciation, interest on borrowed funds and other expenses in connection with capital expenditures which have not received prior approval by a designated state health planning agency.

The Company has not experienced and does not expect to experience any material adverse effects from those requirements. These provisions govern the distribution of healthcare services, the number of new and replacement hospital beds, administration as required state CON laws, contain healthcare costs, and meet the priorities established therein. Significant CON reforms have been proposed in a number of states, including increases in the capital spending thresholds and exemptions of various services from review requirements. The Company is unable to predict the impact of these changes upon its operations.

The Company's healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. In 1988, Congress passed the Medical Waste Tracking Act. Infectious waste generators, including hospitals, now face substantial penalties for improper arrangements regarding disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of $150,000 per day, imprisonment, and remedial costs. The comprehensive legislation establishes programs for medical waste treatment and disposal in designated states. The legislation also provides for sweeping inspection authority in the Environmental Protection Agency, including monitoring and testing. The Company believes that its disposal of such wastes is in compliance with all state and federal laws.

Medical Staff and Employees
The Company's facilities are staffed by licensed physicians who have been admitted to the medical staff of individual facilities. With a few exceptions, physicians are employees of the Company's facilities and members of the medical staff. These physicians also serve on the medical staff of facilities not owned by the Company and may terminate their affiliation with the Company's facilities at any time. Each of the Company's facilities is managed on a day-to-day basis by a managing director employed by the Company.

Competition
In all geographical areas in which the Company operates, there are other facilities which provide services comparable to those offered by the Company's facilities, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Company's facilities. Certain of the Company's competitors have greater financial resources, are better equipped and offer a broader range of services than the Company. In recent years, competition among healthcare providers for patients has intensified as hospital occupancy rates in the United States have declined due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures, a shift toward outpatient treatment and an increasing supply of physicians. The Company's strategies are designed, and management believes that its facilities are positioned, to be competitive under these changing circumstances.

Liability Insurance
The Company's subsidiaries are covered under commercial insurance policies which provide for professional and general liability claims for all of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $6 million through 2001. These subsidiaries maintain excess coverage up to $30 million with major insurance carriers.

II.  CLINICAL  RESEARCH  TRIAL  SERVICES

The Company operates its clinical research business through its wholly owned subsidiary, Quantum Managed Mental Health Systems, Inc. (d/b/a Quantum Clinical Services Group, "QUANTUM"). Quantum contracts with its related subsidiaries or other non-related third party companies to conduct clinical trials. Quantum provides investigative services for the pharmaceutical and contract research organizations in the area of psychiatric and neurological clinical trials.

Drugs to treat psychiatric and neurological diseases are estimated to account for 25% to 30% of all drugs under development by pharmaceutical and biotech firms. Clinical Trials for Central Nervous System (CNS) drugs are estimated to have been $2.4 billion in 1999. Wall Street Analysts estimate the demand for clinical tests to be increasing at a rate of 15% - 20% per year. At this time there exists a critical need for CNS investigators due to the large number of drugs in the development pipeline and requirements for extensive testing by the FDA. Industry completion rates on trials are low due to patient recruitment and project management difficulties.

Quantum has been staffed with an experienced and accomplished team to perform clinical trials of psychopharmacological agents and products. These trials are to be conducted at the Kirkbride Center using approximately 6,000 square feet of space for outpatient research studies. Quantum is also to serve as a platform for coordinating multi-center clinical trials at sites other than the Kirkbride Center, including affiliated units of the Company, physician practice management groups and other behavioral health systems.

The company intends to provide services on products to treat diseases of the Central Nervous System and Geriatric population. There are four phases of drug trials in human volunteers, which commence after the drugs have been approved for testing in humans by the FDA.
     Phase  I:  testing  for  tolerance  in  healthy  volunteers
     Phase II: testing for effectiveness in a small sample of afflicted patients.
     Phase III: placebo controlled testing in a large sample of afflicted patients necessary for FDA approval
     Phase  IV:  Long  term  monitoring  tests  of  drugs  post  FDA  approval.

     Currently Quantum is providing services in Phase II, III, and IV trials of new drugs.

     Quantum's Market: The United States, as well as internationally based pharmaceutical companies, are seeking appropriate clinical trial sites for the testing of their drugs.

III. REAL  ESTATE  DEVELOPMENT  AND  LEASING  ACTIVITIES

     Kirkbride  Real  Estate  Leasing  Activities

     The Kirkbride Center consists of seven (7) buildings totaling 422,800 square feet on a 26-acre site comprising an entire city block bounded by Market Street, Haverford Avenue, and 48th and 49th Streets in Philadelphia, Pennsylvania.

     Since the Kirkbride Center acquisition in 1997, the Company has been developing and marketing unused space creating a medical community of complementary healthcare providers and further enhancing the value of the property. In addition to the developed land there exists significant unimproved property suitable for sale or lease.

     To provide for an orderly development program, the Company created a new subsidiary, CoreCare Realty Corporation to assume responsibility for development of the Kirkbride Center.

     In  September  1999  the  Company  sold  one surplus acre at the Kirkbride
Center.

     In January 2000 the Company signed an agreement to sell 4 acres to a development concern; in August 2000 the agreement was amended to include an additional 4.7 acres. The sale will require the partial demolition of the oldest building at Kirkbride.

As of December 31, 1999, Kirkbride Center had 376,283 square feet of leaseable space. This space was utilized as follows:

                                     Square Feet          %

          CoreCare  Entities          141,800            38
          Third - Party Tenants        84,036            22
          Empty  Space  (1)           150,447            40
                                      -------            --
          Total                       376,283           100

Subsequent to December 31, 1999 Childrens Hospital reduced its space lease from 47,115 square feet to 9,300 square feet for a lease termination fee of $430,000.

(1) The Company also started downsizing its acute inpatient hospital space in October 1999, March 2000 and April 2000. By November 2000, the Company had negotiated leases for the space that had been vacated by the Hospital downsizing.


ITEM  2 -     PROPERTIES

The  Company  owns  or  leases  the  following  properties.

PROPERTY                  LOCATION      OWN / LEASE        DESCRIPTION
--------------------  ----------------  -----------  ------------------------
Kirkbride Center      Philadelphia, PA  Own          422,800 square feet on
                                                     26 acres
--------------------  ----------------  -----------  ------------------------
Westmeade at Warwick  Hartsville, PA    Own          14,000 square feet on 11
                                                     acres
--------------------  ----------------  -----------  ------------------------
Wayne Office          Wayne, PA         Lease        5,449 square feet; Lease
                                                     expired 7/31/2000
--------------------  ----------------  -----------  ------------------------
Lakewood              Stroudsburg, PA   Own          Approximately 61 acres;
                                                     held for sale
--------------------  ----------------  -----------  ------------------------

The Company believes its facilities are adequate for its operating needs for the foreseeable future.

ITEM  3  -     LEGAL  PROCEEDINGS

The Company is subject to claims and lawsuits in the ordinary course of business, including those arising from care and treatment afforded at the Company's hospitals and is party to various other litigation. However, management believes the ultimate resolution of these pending proceedings will not have a material adverse effect on the Company.

The Company is subject to numerous lawsuits from creditors for amounts due for services rendered and products delivered. In most cases, the Company has accrued the amount of these claims on its financial statements. The Company is attempting to work out payment plans with most of these creditors.

On October 18, 2000, The City of Philadelphia sued the Company in the Court of Common Pleas of Philadelphia County, Pennsylvania for unpaid wage taxes for the period February 1997 through March 2000. The amount sought by the City is approximately $1.5 million, which includes approximately $600,000 of interest and penalties. The Company's financial statements includes provisions for this claim in the amount of approximately $1,000,000. The Company is currently negotiating the abatement of all interest and penalties.

ITEM  4  -     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
Inapplicable. No matter was submitted during the fiscal year ended December 31, 1999 to a vote of security holders.

                                     PART II
                                     -------

ITEM  5  -     MARKET  FOR  COMMON  EQUITY  AND  RELATED
               SHAREHOLDER  MATTERS

(A)  MARKET INFORMATION:
     -------------------

     The Company's Common Stock is traded on the pink sheets under the symbol "CRCS." The following table sets forth the closing high and low bid prices quoted for the Company's Common Stock since January 1, 1998. The Company's stock was taken off the over-the-counter electronic bulletin board operated by the National Association of Securities Dealers on November 12, 1999.


          CALENDAR
          YEAR 1998
          ---------
          First Quarter   $1.031    $0.812
          Second Quarter  $1.960    $0.960
          Third Quarter   $1.250    $0.750
          Fourth Quarter  $1.438    $0.625

          CALENDAR
          YEAR 1999
          ---------
          First Quarter   $1.030    $0.594
          Second Quarter  $0.594    $0.375
          Third Quarter   $0.375    $0.219
          Fourth Quarter  $0.500    $0.078


(B)  HOLDERS:
     --------

     As of December 31, 1999 there were approximately 621 record holders of the Company's Common Stock.

(C)  RECENT  SALES  OF  UNREGISTERED  SECURITIES
     -------------------------------------------

     The following sales of securities of the Company took place as indicated below. Unless otherwise described, all such sales were a result of transactions that were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, and the shares of the Company's Common Stock issued were "restricted securities" as that term is defined in Rule 144 and may be resold only in compliance with registration provisions of the Securities Act or an exemption thereunder. No underwriters were involved in any of the following transactions.

Shares  issued  for  Services  -  1999

     The Company issued a total of 30,000 shares of restricted Common Stock to AmCare International, Inc. on May 4, 1999 for consulting and other services rendered in 1997 and 1998 totaling $10,200. The shares of Common Stock issued to AmCare International, Inc. are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder. The Company relied on Section 4(2) in this transaction based on the sophistication of AmCare and its principals in the Company's industry and the lack of public solicitation for this transaction.

     The Company committed to issuing 300,000 shares restricted Common Stock to three vendors that had provided consulting, rental of real estate and other services rendered in 1997 and 1998. The Company will issue these shares as additional compensation for late payment of these services. The Company recorded an expense of $37,500 in the year ended December31, 1999 regarding these shares. The shares of Common Stock to be issued will be restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

1999  -  Shares  Issued  to  Employees  Under  Company  1996  Stock  Plan

     Out of the shares reserved for issuance pursuant to the Company's 1996 Stock Plan and amended in October 1998, during the year ended December 31, 1999 the Company issued a total of 41,500 shares of Common Stock to a total of 5 employees of the Company. Additionally, during the year the Company committed 312,600 shares to 31 employees which have been or will be issued in 2000. The shares of Common Stock issued are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder. The Company relied on Section 4(2) in these transactions as the employees had positions in the Company which enabled them access to the information regarding the Company which they would have received in a registration.

     Additionally, the Company committed to issuing 50,000 shares of restricted Common Stock to one employee in exchange for the cancellation of the employee's option to acquire 50,000 shares of Common Stock. The Company recorded a charge of $6,250 in the year ended December 31, 1999. The shares of Common Stock to be issued will be restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

1999  -  Notes  and  Shares  Issued

     Between October 1999 and December 1999, in separately negotiated transactions, the Company borrowed a total of $700,000 from four individuals, accredited investors, for a term of two years from the date of investment. The debts were evidenced by Promissory Notes bearing interest at 20% per annum. In addition, the investors received 150,000 shares of restricted shares of the Company's Common Stock. None of the investors were previously or are currently affiliated with the Company. The transactions with the lenders were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act as the investors were accredited investors and had access to the information which they would have received in a registration statement. The shares of Common Stock issued to the lender are restricted securities as that term is defined in Rule 144 and may be resold only in compliance with the registration provisions of the Securities Act or an exemption thereunder.

1999  -  Conversion  of  Series  E  Convertible  Preferred  Stock

     The holders of Series E Convertible Preferred Stock exercised their rights to convert the outstanding stock in the year ended 1998. The conversion was reported in 1998 and the Company issued 1,192,046 unrestricted shares of Common Stock in 1999.


ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Forward-Looking Statements

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians; the ability of the Company to successfully integrate its acquisitions; the Company's ability to finance growth on favorable terms; and, other factors referenced in the Company's 1999 Form 10-KSB or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

                              Continuing Operations

The Company has incurred accumulated losses of approximately $37 million (since inception) which has resulted in a negative working capital balance of approximately $30.9 million and Shareholder's Deficiency of approximately $20 million at December 31, 1999. These conditions have raised concerns about the Company's ability to continue as a going concern. The Company believes that it will continue to operate for the foreseeable future as explained below.

Earnings before interest, income taxes, depreciation, amortization, impaired asset write down expense, and nonrecurring gains on sale of assets recorded ("EBITDAR") improved to $(1.6) million in 1999 from $(3.4) million in 1998. The improved performance of 1999 compared to 1998 was the result of refocusing of the business which occurred in the latter half of 1999.

The Company has focused its business operations on expanding those services which are profitable such as its rehabilitation programs, residential treatment services, outpatient services, rental income, and clinical drug trial services. In 1999 and early 2000 the Company closed, sold, and sharply contracted those activities which accounted for significant historical losses. The Company has substantially reduced its overhead costs over the past 12-month period ending June 2000 and will continue to do so in the future. The remaining operations of the Company have demonstrated improved performance as a result of closing facilities and elimination of related expenditures. As a result of these changes the Company has improved its operating results.

The Company believes it has the resources and ability to resolve its liquidity problems. The Company has entered into agreements for the sale of certain non-operating surplus real estate which will provide liquidity. The Company is finally in the process of obtaining alternate sources of financing and believes it will be able to refinance short term liabilities on a favorable long term basis and generate additional liquidity.

                          Restatement for 1998 and 1997
In connection with preparation of the December 31, 1999 financial statements, the Company discovered that the financial statements for the years ended December 31, 1998 and December 31, 1997 had not properly accounted for and reflected certain transactions and events in accordance with generally accepted accounting principles. It was determined that a restatement of the financial statements was necessary and appropriate due primarily to the following items:

          -  Capitalization  of  certain  operating  expenses
          - Unrecorded charges associated with the issuance of options and warrants in connection with debt and services provided by nonemployees
          -  Recording  of  obligations  under  capital  lease
          -  Recording  of  reserves  associated  with  accounts  receivable
          -  Under-accrual  of  amounts  due  Medicare

The notes to the financial statements include a comparative presentation of the Consolidated Balance sheet and Consolidated Statement of Operations as previously reported and restated for the years ended December 31, 1997 and December 31, 1998.

The following discussion is based upon the restated results for the year ended December 31, 1998.

                              Results of Operations
Net revenues increased 26.4% to $25.8 million in 1999 as compared to 1998 revenues of $20.4 million. The $5.4 million increase in net revenues during 1999 as compared to 1998 was due primarily to: (i) revenue growth in Patient Services at acute care and behavioral health care facilities of $6.5 million; and (ii) rental income increase of $0.1 million. These increases were partially offset by declines in revenue in Management Services of $1.1 million and $0.1 million in the Health and Fitness Center in 1999 as compared to 1998.

Direct Costs accounted for 44.1% and 49.0% of consolidated net revenues in 1999 and 1998, respectively demonstrating improving operating efficiency and the implementation of cost saving strategies.

EBITDAR improved to $(1.6) million in 1999 from $(3.4) million in 1998. The overall operating margins of EBITDAR as a percentage of revenue were (6.3)% in 1999, and (16.6)% in 1998. The factors that caused the improvement in the Company's overall operating margins during the last year are discussed below.

Depreciation and amortization expense decreased $1.3 million to $1.5 million in 1999 and increased $1.6 million to $2.8 million in 1998. The decline was primarily due deferred finance expenses associated with the WRH Mortgage on the Kirkbride Center which were fully amortized in 1998 and therefore these expenses were not present in 1999.

Interest expense increased to $3.3 million in 1999 from $2.9 million in 1998 due primarily to increased borrowings used to finance operations.

During the third quarter of 1999, the Company sold a surplus parcel of land at the Kirkbride Center and realized a gain on the transaction which was partially offset by the realization of a loss on the sale of certain assets related to its anesthesia practice management business.

During 1999, the Company recorded a $0.5 million nonrecurring charge to reduce the carrying value of the Lakewood Retreat real estate holdings to its estimated realizable value of approximately $0.6 million. The Company is involved in litigation with respect to this facility and may incur additional charges in the event it is unable to close or sell the facility for a significant period of time or suffers an unfavorable outcome from this litigation. In July 2000, the Company signed an agreement for sale on the property for a sale price of $0.8 million. Although the liabilities exceed the sale price the Company is optimistic that the mortgage holders will accept the available proceeds in satisfaction of the debt. On October 30, 2000, the sale agreement closed in escrow subject to certain documentation requirements.

The Company's effective tax rate during 1999 and 1998 was 0.0%. The Company has significant accumulated operating losses and believes it will not incur a material income tax liability in the immediate future.

Net Patient Services
Net revenues from the Company's behavioral health services facilities accounted for 91% and 83% of consolidated net revenues in 1999 and 1998, respectively. Net revenues at the Company's behavioral health facilities increased 38.6% in 1999 as compared to 1998. Admissions and patient days at these facilities increased 62% and 134%, respectively, in 1999 as compared to 1998 and the average length of stay increased to 17.6 days in 1999 as compared to 13.3 days in 1998.

The 33% increase in the average length of stay during 1999 as compared to 1998, was primarily due to an increase in rehabilitation and adolescent patients, which generally have longer lengths of stay than acute care for adults. Despite the increase in the average length of stay during 1999 as compared to 1998, there has been continued practice changes in the delivery of behavioral health services and continued cost containment pressures from payors, including managed care companies, which include a greater emphasis on the utilization of outpatient services. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment. The Company expects the admission constraints and payor pressure to continue.

The Company has limited ability to reduce many of the costs of providing care. Each level of care requires certain staffing patterns as mandated by federal and state regulations. The company must comply with the regulatory staffing requirements and thereby has limited, if any ability, to manage these direct costs. The Company has aggressively attempted to manage such situations to improve the profitability of its operations, but also remain in compliance with all regulatory and legal requirements to provide quality care to those in need of it.

Gross Margins for Patient Services were 55.9% in 1999 and 47.5% in 1998. The improvement in gross margin was due to revenue increase of 38.6% in 1999, which was partially offset by increases in direct costs for Patient Services of 16.6% in 1999. The net improvement in gross margin of 8.4% between 1999 and 1998 was primarily due to improvements in utilization of staff combined with cost reductions in services for patient care. Management continues to implement cost controls in response to the managed care environment, however, pressure on operating margins is expected to continue in the future.

Operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) as a percentage of net revenues at the Company's behavioral health services facilities were 70.8% in 1999, 85.6% in 1998. The improvement of 14.8% between 1999 and 1998 reflect the staff reductions in administrative departments combined with improvements in the management of costs for supplies and outside services such as legal and insurance expenses, which were partially offset by an increase in Bad Debt Expense. The increase in Bad Debt Expense of $1.4 million was primarily due to the Company's decision to increase the allowance for doubtful accounts associated with services provided in 1999. The Company believes it billed for these services in an appropriate manner. The payor initially rejected these claims for payment. The Company has appealed this decision and awaits a resolution of the matter at this time.

The operating losses can be attributed to certain managed care companies the Company regularly deals with that have established reimbursement rates on specific levels of care that are below the cost of providing that level of care. Each level of care requires specific staffing patterns mandated by federal and state regulations. The company must comply with the regulatory staffing requirements and thereby has limited, if any, ability to manage these direct costs. The company has implemented several cost reduction initiatives designed to lower infrastructure and overhead costs. The Company has requested increases in its reimbursement rates from payors to bring the rates in line with the costs of providing services. To date, the Company has received some rate relief.

In late 1999, the Company initiated programs to improve revenue yield by reducing beds provided to payors with unprofitable reimbursement rates. The Company complied with all applicable regulations, laws, and contract terms as it implemented this program. At the end of 1999 the Company followed up on this program by reducing the number of acute care beds at its Kirkbride Facility from 120 licensed beds to 80. In early 2000 the company substantially reduced the available beds to 49 beds for acute care as part of its drive to improve profitability. The Company leased part of its unused capacity to third parties, as described below in the real estate development discussion below.

D&A Rehabilitation and residential treatment programs remains a profitable line of business with strong prospects for growth. The Company has received preliminary approval to increase the licensed beds in its D&A rehabilitation program from 80 to 100 beds and to increase the residential treatment beds from 32 to 49. Final approval and licensure on the additional residential beds is expected in the fourth quarter, 2000 and the rehabilitation beds is expected in the first quarter 2001.

The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues of the Company's during the last three years increased 39% in 1999 as compared to 1998 and comprised approximately 10% of the Company's gross patient revenue in each year. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

The increase in net revenue as discussed above was partially offset by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and increased discounts to insurance and managed care companies (see General Trends for additional disclosure). The
Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. Recent changes in Medicare reimbursement effective August, 2000 is expected to improve the profitability of the partial hospital and outpatient clinic services.

REAL  ESTATE  DEVELOPMENT

Net revenues increased 7.0% to $1.1 million in 1999 as compared to 1998. The $0.1 million increase in net revenues during 1999 as compared to 1998 was due primarily to an increase of space under lease at the Kirkbride Center.

The property at the Kirkbride Center is unique in many respects. Although the facility is in area zoned for residential use, its history of providing multiple commercial and institutional services over 150 years of continuous operations has provided numerous exceptions to the zoning regulations. The Company believes that this facility is well positioned to become a youth services center for Philadelphia and the surrounding counties. The Kirkbride Center is one of a handful of sites where these firms can operate without petitioning neighbors and the city for a special exception to the zoning regulations.

The Company is actively marketing the facility to prospective tenants whose rental income would be greater than income generated by the Company's use of the space. For example in second quarter of 2000 the Company leased a floor to a third party that it had previously been used to provide acute psychiatric care. In the fourth quarter 2000 two additional floors were leased.

QUANTUM  CLINICAL  TRIAL  SERVICES:
In 1999, Quantum completed its first full year of operations posting revenues of $0.3 million. During its first year of operations, the Company began to establish a track record of quality and reliable services to its clients. In many of its trials the Company was in the top third of all sites providing services.

Management Services
Net revenues declined 56.4% to $0.9 million in 1999 as compared to revenue of $2.0 million in 1998. The $1.1 million decrease in net revenues during 1999 as compared to 1998 was due primarily to: (i) reduction of the client base; and
(ii) reduction of rates charged due to intense competition. The Company decided to exit this line of business by late 1999. It sold certain assets of the Management Services in 1999. In the first quarter of 2000 it consolidated the minor ongoing business with the infrastructure of CoreCare Behavioral Health Management, Inc. subsidiary.

Health and Fitness
Net revenues declined 23.5% to $0.3 million in 1999 as compared to revenue of $0.4 million in 1998. The $0.1 million decrease in net revenues during 1999 as compared to 1998 was due primarily to a decline in the membership base. The Company decided to exit this line of business by early 2000. It sold certain assets of the Chestnut Health and Fitness Center in the first quarter of 2000, and shortly thereafter ceased all operations.

General Trends
A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid. The Medicare program reimburses the Company's by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's PPS for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items have been reduced.

Inpatient operating payment rates were increased 1.1% for the period of January 1, 1999 through December 31, 1999, however, the modest increase was less than inflation and is expected to be more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases. As of January 1, 2000 the Company did receive rate increases from Community Behavioral Health of 7% on its rehabilitation services; further on July 1, 2000 increases of 5% and 10% were received on its acute and subacute hospital services, respectively.

Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS. The Health Care Financing Administration's implemented PPS for outpatients effective August 1, 2000. The Company considers the change to have a positive impact on profitability.

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditation, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from government for previously billed patient services. While management of the Company believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that the Company will not be subjected to governmental inquiries or actions.

In addition to the Medicare and Medicaid programs, other payors, including managed care companies, continue to actively negotiate the amounts they will pay for services performed. Approximately 32% in 1999 and 27% in 1998 of the Company's net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

Effects of Inflation and Seasonality
The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Inflation has not had a material impact on the results of operations over the last three years. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit the Company's ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, the Company's ability to maintain margins through price increases to non-Medicare patients is limited.

The Company's business is seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the Company's year. This seasonality occurs because, generally, more people become ill during the fall and winter months, which results in significant increases in the number of patients treated in the Company's facilities during those months.

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in footnote 1 to the consolidated financial statements, the Company's working capital, as of December 31, 1999, was a deficit of $(30.9) million which represents an increase of $3.7 million in the deficit from $(27.2) million as of December 31, 1998. The increase in the deficit was primarily caused by the increase in current liabilities of $4.5 million, a portion of which is attributable to the loss in 1999. The Company has incurred accumulated losses of approximately $37 million (since inception) which has resulted in a Shareholder's Deficiency of approximately $20 million at December 31, 1999. These conditions have raised concerns about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company believes that it will continue to operate for the foreseeable future as explained above.

The working capital deficit is a severe challenge for the company. The Company believes it has the resources and ability to resolve its liquidity problems.
The Company has entered into agreements for the sale of certain non-operating surplus real estate which will provide liquidity. The Company is in the process of obtaining alternate sources of financing and believes it will be able to refinance short term liabilities on a favorable long term basis and generate additional liquidity.

Net cash used in operating activities was $(0.3) million in 1999 and $(2.3) million in 1998. The $2.0 million increase in 1999 as compared to 1998 was primarily attributable to: (i) a $3.0. million decrease in net loss, primarily resulting from restructuring described above, plus the addback of depreciation, amortization, and impaired asset writedown expenses; (ii) a $1.7 million unfavorable change in accounts receivable, partially resulting from delays in payments by managed care payors; and, (iii) a net increase of liabilities of $1.6 million.

During 1999, the Company received total cash proceeds of approximately $0.6 million generated primarily from the sale of the real property of non-operating surplus land ($0.5 million). The net gain/loss resulting from these transactions did not have a material impact on the 1999 results of operations.

During the first quarter of 1998, the Company acquired the assets of Preferred Medical Services for a purchase price of $0.3 million. The assets were incorporated into the operations of the Company's Management Services unit, doing business as CMI Incorporated ("CMI"). CMI was focused on providing administrative and billing services to physician practices.

Capital expenditures, net of proceeds received from sale or disposition of assets were $0.4 million in 1999 (including $0.5 million of cash proceeds generated primarily from the sale of non-operating surplus land and other assets as mentioned above), and $(5.0) million in 1998. Capital expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 1999 are expected to total approximately $0.3 million in 2000. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

As of December 31, 1999, the Company had $2 million of unused borrowing capacity under the terms of its $5 million revolving credit line agreement. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. Those accounts receivable for billed patient services which are less than 150 days old are eligible collateral under this facility. A majority of the Company's accounts receivable have aged beyond 150 days and no longer qualify as collateral.

This agreement provides for interest at the bank's prime rate plus 175 basis points (10.25% at December 31, 1999). A facility fee ranging from 1/8% to 3/8% is required on the total commitment. This program, which began in 1998, is scheduled to expire or be renewed on January 15, 2001.

The Company does not expect to make any significant capital expenditures in the foreseeable future and expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, mortgages, or the issuance of long-term securities. The Company believes that it has a reasonable basis to believe that it will refinance a portion of its debt on a long term basis.


ITEM  7-     Financial  Statements  and  Supplementary  Data
The Consolidated Financial Statements of Corecare Systems, Inc. required to be submitted in response to Item 7 are set forth in Part III, in Item 13 of this report.


ITEM 8- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On September 16, 1999 the Company informed the accounting firm Shiffman Hughes and Brown, P.C. ("SHB") that the Company would not retain it to audit the Company's financial statements for the year ended December 31, 1999. SHB had been the Company's principal accountants since the fiscal year ended December 31, 1992. The report of SHB on the consolidated financial statements of the Company for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified opinion or modified as to uncertainty, audit scope, or accounting principles. The Company has had no disagreements with its former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of disagreements in connection with its report relating to the audits for fiscal years ended December 31, 1998 and 1997 or during the period from January 1, 1999 to September 16, 1999.

The Company's decision not to retain SHB was not based on the expectation that any disagreement would arise in connection with the audit of its financial statement for the year ended December 31, 1999. The decision not to retain SHB was made by the Company's Board of Directors upon the recommendation of the Audit Committee, and the belief that a larger nationwide firm would more able to service the Company in the future.

On February 5, 2000 the Company engaged the accounting firm of BDO Seidman, LLP as its principal accountants.

                                    PART III
                                    --------

ITEM  9  -     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
               PERSONS

     As of November 2000, the directors, executive officers, and senior managers of the Company are as follows:

     DIRECTORS  &  OFFICERS:

          NAME                        AGE           POSITION

     Thomas  T.  Fleming              74     Chairman  of  the  Board  of
                                             Directors  and  CEO

     Rose  S.  DiOttavio              50     President, Treasurer and a Director

     Thomas  X.  Flaherty             39     Director

     George  P.  Stasen               54     Director

     Charles  A.  Burton              54     Director

     Mark  Novitsky,  M.D.            46     Senior  Vice  President  &
                                             Corporate  Medical  Director

     SENIOR MANAGERS:
          NAME                                       POSITION

     Fred  Baurer,  M.D.              43     Senior  Vice  President  &
                                             Medical Director, Kirkbride Center

     Jeff  Friedman, Ph.D., L.S.W.    45     Clinical  Director  of Westmeade
                                             at  Warwick

     Erwin A. Carner, Ed.D., MSW      57     Sr.  Director  of  Geriatric
                                             Continuum


     Dennis  Fontana                   31    Director of Management Information
                                             Systems

     Gardner  Kahoe                    50    General  Counsel  and  Corporate
                                             Secretary


All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. No director received any compensation for serving as a director.

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

     Mr. Burton's Professional and Civic Activities have included that of Former President and Trustee of the Delaware Valley Venture Group, Director of the Philadelphia Chamber of Commerce and Trustee for Gettysburg College. Mr. Burton earned his B.A. from Gettysburg College in 1967 and an MBA from the Wharton Graduate School, University of Pennsylvania. Mr. Burton also served his country as a Line Officer in the United States Navy from 1967 to 1972.

OFFICERS  OF  THE  COMPANY:
---------------------------

     DR. MARK NOVITSKY, M.D. joined Kirkbride Center in August 1998 as Director of Clinical Improvement and senior psychiatrist and has since been named the Psychiatrist in Chief at Kirkbride Center and the Corporate Medical Director of CoreCare Systems, Inc. He was Chief of Psychiatry at Presbyterian Medical Center and is recognized for his work in geriatric psychiatry. During his ten years at Presbyterian as Chief, Dr. Novitsky was instrumental in the successful growth and expansion of the psychiatric department. During that time, he assisted in the development of a 24-bed acute inpatient psychiatric unit, an 18-bed LTSR, and a 20-bed managed care sub-acute unit. Dr. Novitsky headed the consultation liaison services and led to the formation of an emergency psychiatric assessment service in their emergency room. He was also active in the evolution of day programs and psychiatric care provided at ten local nursing homes. Dr. Novitsky earned his M.D. from the Bowman Gray School of Medicine of Wake Forest University and is Board Certified in Psychiatry. Dr. Novitsky has gained a reputation of developing excellent relationships with area community leaders, the Philadelphia Office of Mental Health and payor representatives such as Community Behavioral Health (CBH).

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

     ITEM  10  -     EXECUTIVE  COMPENSATION

(a)  GENERAL:
     --------

     For the fiscal year ended December 31, 1997 the Company's Chief Executive Officer and President did not receive any compensation from the Company. In order to reflect a fair estimate of the cost of services provided by the Company's Chairman of the Board, Thomas T. Fleming, and President, Rose S. DiOttavio, during this period, the Company charged operations with $144,000 in 1997, or $72,000 for each, which was accrued and a like amount credited to paid in capital. Mr. Fleming and Ms. DiOttavio have each received annual salaries of $156,000 commencing March 1998, and paid currently, which salaries the company believes are below industry standards.

(b)  SUMMARY  COMPENSATION  TABLE:
     -----------------------------

     The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the next four most highly compensated executive officers during the years ended December 31, 1999, 1998, and 1997, respectively.

SUMMARY  COMPENSATION  TABLE
                                       LONG TERM COMPENSATION
                                      1999 ANNUAL COMPENSATION
                                                                             Restricted   Securities
                                                                             -----------  ----------
                                                          All Other Annual      Stock     Underlying
                                                                             -----------  ----------
Name and Principal Position          Salary   Bonus ($)     Compensation      (Shares)     Options
----------------------------------  --------  ---------  ------------------  -----------  ----------
Thomas Fleming, Chairman
Of the Board and Chief Executive
Officer
1999                                $156,000        -0-  $        9,434 (1)          -0-         -0-
1998                                 134,000        -0-           6,758 (1)          -0-         -0-
1997                                  72,000        -0-                -0-           -0-         -0-
----------------------------------  --------  ---------  ------------------  -----------  ----------
Rose S. DiOttavio,  President
1999                                $156,000        -0-                -0-           -0-         -0-
1998                                 134,000        -0-                -0-           -0-         -0-
1997                                  72,000        -0-                -0-           -0-         -0-
----------------------------------  --------  ---------  ------------------  -----------  ----------
Mark Novitsky, Senior Vice
President
1999                                $244,005        -0-                -0-        50,000         525
1998                                  81,245        -0-                -0-           -0-         -0-
1997                                     -0-        -0-                -0-           -0-         -0-
----------------------------------  --------  ---------  ------------------  -----------  ----------
Fred Bauer, Senior Vice President
1999                                $180,003        -0-                -0-        50,000         263
1998                                 172,000        -0-                -0-           -0-         -0-
1997                                 146,000        -0-                -0-           -0-         -0-
----------------------------------  --------  ---------  ------------------  -----------  ----------


Sharon Irwin, Vice President (2)
1999                                $ 78,206        -0-                -0-        50,000         368
1998                                  38,798        -0-                -0-           -0-         -0-
1997                                     -0-        -0-                -0-           -0-         -0-
----------------------------------  --------  ---------  ------------------  -----------  ----------
     1)     The  Company provided Mr. Fleming with a car allowance as provided above.
     2)     Ms.  Irwin  left  the  Company  on  September  14,  2000.

(c)  OPTIONS/SAR  GRANTS:
     --------------------
During the fiscal year ended December 31, 1999, no executive officer of the Company received any options.

(d)  AGGREGATED  OPTION/SAR  EXERCISES  AND FISCAL YEAR-END OPTION/SAR VALUE:
     ------------------------------------------------------------------------

     During the fiscal year ended December 31, 1999, no executive officer of the Company exercised any options.

(e)  LONG-TERM  INCENTIVE  PLANS:  None.
     ---------------------------

(f)  COMPENSATION  OF  DIRECTORS:
     ----------------------------

     During the fiscal year ended December 31, 1999, no director of the Company received any compensation for any services provided in such capacity. Directors of the Company are reimbursed for expenses incurred by them in connection with their activities on behalf of the Company.

(g)  EMPLOYMENT  CONTRACTS  AND  TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
     ---------------------------------------------------------------------------
     ARRANGEMENTS:
     -------------

     The Company and/or its subsidiaries have no employment agreements with any of its executive officers.

(h)  REPORT  ON  REPRICING  OF  OPTIONS/SARS:  Not  Applicable.
     ----------------------------------------

ITEM  11  -     SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table  sets forth information as of December 31, 1999, with
                                                         -----------------
respect to the beneficial ownership of CRCS' securities by officers and directors, individually and as a group, and all holders of more than five (5) percent of the shares of any class of CRCS voting securities. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

                             PRINCIPAL SHAREHOLDERS
                      NUMBER OF SHARES BENEFICIALLY OWNED (1)

=================================================================================
NAME AND ADDRESS OF               COMMON    SERIES A    SERIES E     SERIES F
BENEFICIAL OWNER                 STOCK(2)   PREFERRED  PREFERRED(3)  PREFERRED(4)
------------------------------  ----------  ---------  ------------  ------------

Officers and Directors:
------------------------------  ----------  ---------  ------------  ------------
Thomas T. Fleming(5)             1,673,470      3,000                     1,270.6
                                   (10.5%)

------------------------------  ----------  ---------  ------------  ------------
Rose S. DiOttavio(6)             1,687,500      3,000                         350
                                   (10.6%)

------------------------------  ----------  ---------  ------------  ------------
Thomas X. Flaherty(7)              405,000
                                       (*)
------------------------------  ----------  ---------  ------------  ------------
Mark Novitsky  (9)                  50,000
                                       (*)
------------------------------  ----------  ---------  ------------  ------------
Fred Bauer  (11)                    53,500
                                       (*)
------------------------------  ----------  ---------  ------------  ------------
Total Officers and Directors:    3,869,470      6,000                     1,620.6
                                   (21.8%)
------------------------------  ----------  ---------  ------------  ------------
(b) Other Beneficial Owners:
------------------------------  ----------  ---------  ------------  ------------
Phila. Ventures, 11, L.P.(14)    1,327,956
Phila. Ventures-Japan 1, L.P.       (8.3%)
Phila. Ventures-Japan, 11-L.P.

200 S. Broad Street 8th Floor
Philadelphia, Pa. 19102
------------------------------  ----------  ---------  ------------  ------------
Total Other Beneficial Owner     1,327,956
                                    (8.3%)
=================================================================================
(*)  less  than  5%


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

(3) Series E Convertible Preferred Stock is convertible into Common Stock on the basis of 100 shares of Common Stock per share of Series E Convertible Preferred Stock.

(4) Series F Convertible Preferred Stock is convertible into Common Stock on the basis of 50 shares of Common Stock per share of Series F Convertible Preferred Stock.

(5) Does not include 140,186 shares of Common Stock by Health Ventures Limited, a consulting firm in which Mr. Fleming is a principal. Includes 63,530 shares of Common Stock issuable upon conversion of 1,270.6 shares of Series F Preferred

(6) Does not include 140,186 shares of Common Stock owned by Health Ventures Limited, a consulting firm in which Ms. DiOttavio is a principal. Includes 17,500 shares of Common Stock issuable upon conversion of 350 shares of Series F Preferred.

(7) Does not include 67,102 shares of Common Stock owned by Josephine Flaherty, the mother of Thomas X. Flaherty.

(9) Includes a grant of 50,000 shares of Common Stock to Dr. Novitsky when he joined the Company.

(10) Includes an option to acquire 15,000 shares of Common Stock at $0.10 per share pursuant to the Company's 1996 Stock Plan.

(12) Includes a grant of 50,000 shares of Common Stock to Dr. Bauer.

(13)  Common Shares held by each Philadelphia Venture Fund are as follows:
                              Philadelphia Ventures II L.P.            1,033,360
                              Philadelphia Ventures Japan I L.P.         147,298
                              Philadelphia Ventures Japan II L.P.        147,298
                              -----------------------------------     ----------
                              For a Total of:                          1,327,956

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

Thomas  T.  Fleming

Thomas T. Fleming, Chairman of the Board of Directors and Chief Executive Officer of the Company, has advanced funds to the Company in the form of either direct advances or payments to vendors on behalf of the Company. A substantial portion of these advances consisted of borrowings from various financial institutions for the sole benefit of the Company. These amounts were advanced to the Company under the same terms obtained by Mr. Fleming from the financial institutions. During the years ended December 31, 1999 and 1998, Mr. Fleming advanced $51,004 and $447,624, respectively. Additionally, repayments to Mr. Fleming or to financial institutions for his benefit where funds had been borrowed for the Company was $55,000 and $612,180 during those same years.

In March 1999, the Company assumed financial responsibility for one of these loans in the amount of approximately $731,000. This loan continues to be secured by the personal assets of Mr. Fleming and selected assets of Ms. DiOttavio.

Mr. Fleming is the guarantor of various financial obligations of the Company, including the amount assumed by the Company noted above. Additionally, he has advanced funds under certificates of deposit for the benefit of the Company in order to comply with state regulations for one of its subsidiaries.

Phyllys  B.  Fleming

Phyllys B. Fleming, wife of the Chairman of the Board of Directors, has guaranteed certain obligations of the Company with various financial institutions by either granting a security in personal assets controlled by the Fleming Family Trust or by pledging letters of credit for the benefit of certain creditors. She has also funded interest payments on certain obligations for the benefit of the Company.

Rose  S.  DiOttavio

Rose S. DiOttavio, President and Chief Operating Officer, has loaned funds to the Company in a fashion similar to Mr. Fleming noted above. During the years ended December 31, 1999 and 1998, Ms. DiOttavio advanced $5,767 and $148,000, respectively. Additionally, repayments of $10,000 and $-0- were made during those same years.

Ms. DiOttavio is also a guarantor of various financial obligations of the Company. Additionally, she has advanced funds under certificates of deposit for the benefit of the Company in order to comply with state regulations for one of its subsidiaries.

Federal  Development  Company,  LLC

In October 1996, the Company entered into a Development Management Agreement with Federal Development Company, LLC ("Federal"). Mr. Christopher Fleming, the son of Thomas T. Fleming, the Chairman of the Board of Directors, is a senior officer of Federal. Federal was retained by the Company to provide management services of the real estate owned by the Company, principally the Kirkbride
Center.  For  the  years  ended December 31, 1999 and 1998, the Company has paid
Federal  in  cash  and  stock  $-0-  and  $62,500,  respectively.

The Company and Federal entered into an amended development management agreement in August of 1999. This agreement provided for the settlement of all past due fees and grants Federal the rights to act as agent for the sale of certain real estate assets of the Company.



ITEM  13  -     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) A list of financial statements filed as part of this report is set forth on page 36 hereof. The only Exhibit filed with this report is Exhibit 27, Financial Data Schedule.

(b)  Reports  on  Form  8-K
     During the last quarter of the period covered by this report, the Company did not file any Current Reports on Form 8-K.

(c)  Exhibit  27
     Financial  Information  in  SEC  format

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, State of Pennsylvania, on November 28, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 28, 2000.

             Signature                                       Title


/s/  Thomas  T.  Fleming                              Chairman of the Board
------------------------
Thomas  T.  Fleming


/s/  Rose  S. DiOttavio                               President and Director
-----------------------
Rose  S.  DiOttavio


/s/  Thomas  X.  Flaherty                             Director
-------------------------
Thomas  X.  Flaherty


/s/  George  P.  Stasen                               Director
-----------------------
George  P.  Stasen


/s/  Charles  A.  Burton                              Director
------------------------
Charles  A.  Burton

                                                          CORECARE SYSTEMS, INC.
                                                                AND SUBSIDIARIES




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1999 AND 1998

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                                                        CONTENTS

================================================================================

REPORTS  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                     3-4

CONSOLIDATED  FINANCIAL  STATEMENTS
     Balance  sheet                                                          5-6
     Statements  of  operations                                              7-8
     Statements  of  changes  in  stockholders'  (deficiency)               9-10
     Statements  of  cash  flows                                           11-12

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                             13-60

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To  the  Board  of  Directors  and  Shareholders  of
  CoreCare  Systems,  Inc.
Philadelphia,  Pennsylvania

We have audited the accompanying consolidated balance sheet of CoreCare Systems, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreCare Systems, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is not in compliance with certain loan covenants with certain lenders and has sustained losses of $7,251,311 and $10,187,993 for the years ended December 31, 1999 and 1998, respectively. Additionally, the Company has stockholders' and working capital deficiencies of $19,556,078 and $30,903,475, respectively at December 31, 1999. The aforementioned items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                                BDO Seidman, LLP
Philadelphia,  Pennsylvania
June  27,  2000,  except  for  Note  20,
  which  is  as  of  August  24,  2000  and  Note  17
  which  is  as  of  October  18,  2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders  of
  CoreCare  Systems,  Inc.
Philadelphia,  Pennsylvania

We have audited the accompanying consolidated statement of operations, changes in stockholders' (deficiency) and cash flows for the year ended December 31, 1998 of CoreCare Systems, Inc. and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the results of operations and cash flows for the year ended December 31, 1998 of CoreCare Systems, Inc. and subsidiaries in conformity with generally accepted accounting principles.

In addition, we have audited the consolidated balance sheet of CoreCare Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' (deficiency) and cash flows for the year ended December 31, 1997. The balance sheet and statement of operations as of and for the year ended December 31, 1997 are contained in
Note  22.

As discussed in Note 22 to the financial statements, the Company discovered that the financial statements for the years ended December 31, 1998 and 1997 had not accounted for and reflected certain transactions and events in accordance with generally accepted accounting principles during the audit of the December 31, 1999 financial statements. These financial statements have been restated to reflect the financial impact of these transactions.



Schiffman  Hughes  Brown
Blue  Bell,  Pennsylvania
March  9,  1999,  except  for  Note  22,  as  to which the date is June 27, 2000

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                              1999
---------------------------------------------------------------------  -----------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                          $   826,853
    Accounts receivable, net (Note 3)                                    4,445,643
    Prepaid and other current assets                                       210,166
---------------------------------------------------------------------  -----------

TOTAL CURRENT ASSETS                                                     5,482,662
---------------------------------------------------------------------  -----------

REAL ESTATE HELD FOR SALE (Note 6)                                         798,396
---------------------------------------------------------------------  -----------

CONTRACT RIGHTS, net of accumulated amortization of $121,955 (Note 5)       24,391
---------------------------------------------------------------------  -----------

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)                             11,894,555
---------------------------------------------------------------------  -----------

OTHER ASSETS
    Goodwill, net of accumulated amortization of $172,336 (Note 5)       1,482,088
    Restricted cash (Note 7)                                               237,688
    Other                                                                  330,000
---------------------------------------------------------------------  -----------

TOTAL OTHER ASSETS                                                       2,049,776
---------------------------------------------------------------------  -----------

TOTAL ASSETS                                                           $20,249,780
=====================================================================  ===========


                    See accompanying notes to consolidated financial statements.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                             1999
-------------------------------------------------------------------  -------------

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
  Lines of credit (Note 8)                                           $  3,643,648
  Current maturities of
    Long-term debt (Note 9)                                            19,957,067
    Obligations under capital lease (Note 9)                              229,850
  Accounts payable                                                      3,906,728
  Advances, officers/stockholders (Note 10)                               700,410
  Accrued expenses                                                      3,657,021
  Payroll and payroll taxes payable (Note 11)                           3,518,547
  Current maturities of amounts due to Medicare (Note 12)                 772,866
-------------------------------------------------------------------  -------------

TOTAL CURRENT LIABILITIES                                              36,386,137

LONG-TERM AMOUNTS DUE TO MEDICARE (Note 12)                             2,063,703

OBLIGATIONS UNDER CAPITAL LEASE, net of current maturities (Note 9)       599,424

LONG-TERM DEBT, net of current maturities (Note 9)                        756,594
-------------------------------------------------------------------  -------------

TOTAL LIABILITIES                                                      39,805,858
-------------------------------------------------------------------  -------------

COMMITMENTS (Note 17)

STOCKHOLDERS' (DEFICIENCY) (Notes 14 and 19)
  Preferred stock                                                              17
  Common stock, $.001 par value
    Authorized 50,000,000 shares
    Issued and outstanding 18,084,643 shares at December 31, 1999          18,085
  Additional paid-in capital                                           17,692,143
  Accumulated deficit                                                 (37,266,323)
-------------------------------------------------------------------  -------------

TOTAL STOCKHOLDERS' (DEFICIENCY)                                      (19,556,078)
-------------------------------------------------------------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                     $ 20,249,780
===================================================================  =============


                    See accompanying notes to consolidated financial statements.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Year ended December 31,                    1999          1998
--------------------------------------  -----------  -------------
                                                     (As Restated)

NET REVENUE
    Patient services, net (Note 18)     $23,469,373  $  16,935,837
    Management services                     855,805      1,962,803
    Health and fitness center               344,705        450,625
    Rental income                         1,129,848      1,055,788
--------------------------------------  -----------  -------------

TOTAL NET REVENUE                        25,799,731     20,405,053
--------------------------------------  -----------  -------------

DIRECT COSTS
    Patient services                     10,355,043      8,884,360
    Management services                     707,332        842,438
    Health and fitness center               281,647        274,201
--------------------------------------  -----------  -------------

TOTAL DIRECT COSTS                       11,344,022     10,000,999
--------------------------------------  -----------  -------------

GROSS MARGIN                             14,455,709     10,404,054
--------------------------------------  -----------  -------------

OPERATING EXPENSES
    Salaries and employee benefits        3,061,190      3,712,425
    Selling and administrative            9,474,394      7,933,072
    Amortization                            760,715      2,200,610
    Depreciation                            776,620        580,066
    Bad debt expense                      3,547,355      2,147,140
    Impaired asset write-down (Note 2)      930,333      1,121,859
    Gain on sale of assets                 (312,956)             -
--------------------------------------  -----------  -------------

TOTAL OPERATING EXPENSES                 18,237,651     17,695,172
--------------------------------------  -----------  -------------

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Year ended December 31,                                      1999          1998
-------------------------------------------------------  ------------  -------------
                                                                       (As Restated)
(LOSS) FROM OPERATIONS                                   $(3,781,942)  $ (7,291,118)

INTEREST EXPENSE                                           3,469,369      2,896,875
-------------------------------------------------------  ------------  -------------

NET LOSS                                                 $(7,251,311)  $(10,187,993)
=======================================================  ============  =============

(LOSS) PER SHARE OF COMMON STOCK (BASIC
    AND DILUTED)                                         $      (.41)  $       (.64)
=======================================================  ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING USED IN COMPUTING LOSS PER SHARE
    (BASIC AND DILUTED)                                   17,843,399     15,943,179
=======================================================  ============  =============


                    See accompanying notes to consolidated financial statements.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                              CONSOLIDATED STATEMENTS OF CHANGES
                                                   IN STOCKHOLDERS' (DEFICIENCY)

================================================================================

Year  ended  December  31,  1999  and  1998
-------------------------------------------

                                                              Preferred Stock       Common Stock
                                                             -----------------  ---------------------
                                                              Number              Number                Additional
                                                                of                  of                   Paid-In      Accumulated
                                                              Shares   Amount     Shares      Amount     Capital       (Deficit)
-----------------------------------------------------------  --------  -------  -----------  --------  ------------  -------------

BALANCE, December 31, 1997
    (Note 22)                                                17,017.9  $    17  13,506,751   $13,507   $14,803,892   $(19,827,019)

Amounts as restated
    Net loss for the year ended December 31, 1998
        (Note 22)                                                   -        -           -         -             -    (10,187,993)
    Shares issued as compensation for services rendered by
        nonemployees                                                -        -   1,114,916     1,115       634,331              -
    Shares issued as employee compensation                          -        -      49,800        50        38,295              -
    Shares issued in conjunction with debt forbearance              -        -     889,218       889       426,376              -
    Shares redeemed                                                 -        -      (2,188)       (2)       (1,814)             -
    Shares issued to acquire Preferred Medical Service              -        -     250,000       250       200,750              -
    Options issued as compensation for services rendered
        by nonemployees                                             -        -           -         -       238,100              -
    Options issued in conjunction with debt forbearance             -        -           -         -        79,962              -
    Warrants issued in conjunction with debt forbearance            -        -           -         -       145,921              -
    Redemption of warrants                                          -        -           -         -      (500,000)             -
    Conversion of common stock held as collateral                   -        -     200,000       200       149,800              -
    Conversion of mandatory Preferred Stock                         -        -   1,192,046     1,192     1,292,088              -
-----------------------------------------------------------  --------  -------  -----------  --------  ------------  -------------

BALANCE, December 31, 1998 (as restated) (Note 22)           17,017.9       17  17,200,543    17,201    17,507,701    (30,015,012)



                                                                 Total
-----------------------------------------------------------  -------------

BALANCE, December 31, 1997
    (Note 22)                                                $ (5,009,603)

Amounts as restated
    Net loss for the year ended December 31, 1998
        (Note 22)                                             (10,187,993)
    Shares issued as compensation for services rendered by
        nonemployees                                              635,446
    Shares issued as employee compensation                         38,345
    Shares issued in conjunction with debt forbearance            427,265
    Shares redeemed                                                (1,816)
    Shares issued to acquire Preferred Medical Service            201,000
    Options issued as compensation for services rendered
        by nonemployees                                           238,100
    Options issued in conjunction with debt forbearance            79,962
    Warrants issued in conjunction with debt forbearance          145,921
    Redemption of warrants                                       (500,000)
    Conversion of common stock held as collateral                 150,000
    Conversion of mandatory Preferred Stock                     1,293,280
-----------------------------------------------------------  -------------

BALANCE, December 31, 1998 (as restated) (Note 22)            (12,490,093)

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                              CONSOLIDATED STATEMENTS OF CHANGES
                                                   IN STOCKHOLDERS' (DEFICIENCY)

================================================================================

Year  ended  December  31,  1999  and  1998
-------------------------------------------

                                                           Preferred Stock      Common Stock
                                                          -----------------  -------------------
                                                           Number              Number              Additional
                                                             of                  of                 Paid-In      Accumulated
                                                           Shares   Amount     Shares    Amount     Capital       (Deficit)
--------------------------------------------------------  --------  -------  ----------  -------  ------------  -------------

BALANCE, December 31, 1998 (as restated) (Note 22)
    (brought forward)                                     17,017.9  $    17  17,200,543  $17,201  $17,507,701   $(30,015,012)

Net loss for year ended December 31, 1999                                                                         (7,251,311)
Shares issued as compensation for services rendered by
    nonemployees                                                 -        -      30,000       30       10,170              -
Shares issued as employee compensation                           -        -     354,100      354       25,127              -
Shares issued in conjunction with debt                           -        -     150,000      150       18,600              -
Shares issued in conjunction with debt forbearance               -        -     300,000      300       37,200              -
Shares issued to cancel stock options granted to
    nonemployees                                                 -        -      50,000       50        6,200              -
Options issued as compensation for services rendered by
    nonemployees                                                 -        -           -        -        3,746              -
Warrants issued for services rendered by nonemployees            -        -           -        -        9,085              -
Warrants issued with debt                                        -        -           -        -       42,786              -
Warrants issued in conjunction with debt forbearance             -        -           -        -       81,528              -
Redemption of warrants                                           -        -           -        -      (50,000)             -
--------------------------------------------------------  --------  -------  ----------  -------  ------------  -------------

BALANCE, December 31, 1999                                17,017.9  $    17  18,084,643  $18,085  $17,692,143   $(37,266,323)
========================================================  ========  =======  ==========  =======  ============  =============



                                                                Total
---------------------------------------------------------  -------------

BALANCE, December 31, 1998 (as restated) (Note 22)
    (brought forward)                                      $(12,490,093)

Net loss for year ended December 31, 1999                    (7,251,311)
Shares issued as compensation for services rendered by
    nonemployees                                                 10,200
Shares issued as employee compensation                           25,481
Shares issued in conjunction with debt                           18,750
Shares issued in conjunction with debt forbearance               37,500
Shares issued to cancel stock options granted to
    nonemployees                                                  6,250
Options issued as compensation for services rendered by
    nonemployees                                                  3,746
Warrants issued for services rendered by nonemployees             9,085
Warrants issued with debt                                        42,786
Warrants issued in conjunction with debt forbearance             81,528
Redemption of warrants                                          (50,000)
---------------------------------------------------------  -------------

BALANCE, December 31, 1999                                 $(19,556,078)
=========================================================  =============


                    See accompanying notes to consolidated financial statements.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Year ended December 31,                                                  1999            1998
------------------------------------------------------------------  --------------  --------------
                                                                                    (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                      $  (7,251,311)  $ (10,187,993)
    Noncash adjustments to reconcile net loss to
        net cash (used in) operating activities
            Common stock issued for services and interest expense          98,181         842,644
            Options and warrants issued for services rendered and
                financing costs                                           137,145         463,983
            Depreciation                                                  776,620         580,066
            Amortization                                                  760,715       2,200,610
            Impaired asset write-down                                     930,333       1,121,859
            Provision for doubtful accounts                             2,725,846        (224,069)
            Gain on sale of assets                                       (312,956)              -
            Changes in assets and liabilities
                (Increase) decrease in operating assets
                    Accounts receivable                                (2,814,554)     (1,157,323)
                    Other current assets                                  (34,507)         36,708
                    Deposits                                               10,467          98,001
                    Other assets                                          561,403        (179,469)
                Increase (decrease) in operating liabilities
                    Accounts payable                                      765,513       1,485,848
                    Accrued expenses                                    1,318,913         (27,539)
                    Payroll taxes payable                                 416,038       1,414,404
                    Due to Medicare                                     1,622,566       1,214,003
------------------------------------------------------------------  --------------  --------------

NET CASH (USED IN) OPERATING ACTIVITIES                                  (289,588)     (2,318,267)
------------------------------------------------------------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in capitalized financing costs                                     -      (1,828,938)
    Purchase of property and equipment                                    (81,396)     (3,170,802)
    Proceeds from sale of equipment and land                              507,066               -
------------------------------------------------------------------  --------------  --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       425,670      (4,999,740)
------------------------------------------------------------------  --------------  --------------

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Year ended December 31,                                                  1999            1998
------------------------------------------------------------------  --------------  --------------
                                                                                    (As Restated)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of stock                                 $           -   $     256,597
    Advances from officers/stockholders advances                           56,771         595,624
    Repayment of officers/stockholders                                    (65,000)       (612,180)
    Repayment of notes                                                   (530,850)    (11,298,070)
    Repayment of lease obligations                                       (129,429)        (56,337)
    Proceeds from notes                                                 1,959,093       1,372,503
    Proceeds from short and long-term debt                                      -      13,151,789
    Increase in debt due to accrued interest                                    -         992,592
    Proceeds from (repayment of ) line of credit                         (665,056)      2,726,463
    Redemption of warrants                                                (50,000)              -
------------------------------------------------------------------  --------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 575,529       7,128,981
------------------------------------------------------------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH                                           711,611        (189,026)

CASH AT BEGINNING OF YEAR                                                 115,242         304,268
------------------------------------------------------------------  --------------  --------------

CASH AT END OF YEAR                                                 $     826,853   $     115,242
==================================================================  ==============  ==============

    Cash paid during the year for
        Interest                                                    $   2,465,950   $     815,705
==================================================================  ==============  ==============

            Taxes                                                   $           -   $           -
==================================================================  ==============  ==============

    Redemption of warrants for debt                                 $           -   $     500,000
    Common stock issued in connection with
        acquisition of businesses                                   $           -   $     201,000
    Common stock issued as compensation for
        services provided and interest expense                      $      98,181   $     842,644
    Stock options and warrants issued for services
        provided and financing costs                                $     137,145   $     463,983
    Property and equipment acquired under
        capital leases                                              $     571,583   $     402,138
==================================================================  ==============  ==============


                    See accompanying notes to consolidated financial statements.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   BASIS  OF PRESENTATION AND  BUSINESS DESCRIPTION

               BASIS OF PRESENTATION

               The accompanying consolidated financial statements have been prepared assuming CoreCare Systems, Inc. and subsidiaries (collectively the "Company") will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $7,251,311 and $10,187,993 for the years ended December 31, 1999 and 1998, respectively. Additionally, the Company has stockholders' and working capital deficiencies of $19,556,078 and $30,903,475, respectively, at December 31, 1999.
               Additionally, the Company is not in compliance with certain loan covenants with certain lenders, therefore, payments could be demanded immediately. The Company is continuing discussions with these lenders as to the granting of waivers or other remedies that could be reached in connection with its debt obligations. The Company is continuing to monitor and reduce its operating expenses, including payroll, and is also considering the sale of certain assets as well as exploring other alternatives, including, but not limited to, refinancing opportunities.

               The Company has restructured its business operations to focus on and expand those service programs which are profitable such as its rehabilitation programs, rental income, and clinical drug trial services. During 1999 and early 2000, the Company closed, sold, and sharply contracted its nonprofitable activities which should reduce future operating losses. The Company has substantially reduced its overhead costs over the 12-month period ending June 2000 and will continue to do so in the future. The remaining operations of the Company have demonstrated improved performance as a result of closing facilities and eliminating their related expenditures. As a result of management's efforts to eliminate and reduce unnecessary expenditures, the Company has improved its operating results.

               The Company believes it has the resources and ability to resolve its liquidity problems. The Company is in negotiation with its largest payor to resolve claims for services provided over the past two years. Upon the successful conclusion of the negotiation, the Company expects the payor to release funds which the Company will apply to reducing current liabilities. Additionally, the Company has entered into agreements for the sale of certain  nonoperating  surplus  real  estate,  which will provide liquidity. Finally, the Company is in the process of obtaining alternate sources of financing and believes it will be able to refinance short-term liabilities on a long-term basis and generate additional liquidity. However, there can be no assurances that the Company will be successful in these areas.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               Although management believes the Company will continue to operate due to the restructuring, the resources and opportunities described above and the financial condition of the Company at December 31, 1999 raises a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

               BUSINESS  DESCRIPTION

               CoreCare Systems, Inc., through its six operating subsidiaries, owns and operates a comprehensive array of behavioral health service programs, including acute inpatient psychiatric and drug and alcohol rehabilitation services; conducts clinical drug trials for the pharmaceutical industry; operated a health and fitness center; provided practice management and billing services to nonrelated physician clients and leases space at its Kirkbride facility to third parties. (see Notes 3 and 18)

2.   SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

               PRINCIPLES OF CONSOLIDATION

               The consolidated  financial statements of the Company include the
               accounts  of  CoreCare   Systems,   Inc.  and  its  wholly  owned
               subsidiaries.

               All significant intercompany accounts and transactions have been eliminated in consolidation.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               USE  OF  ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

               CONCENTRATION  OF  CREDIT  RISK

               Financial instruments, which subject the Company to concentration of credit risk, consist principally of trade receivables from government health care systems, such as Medicare, Medicaid and Community Behavioral Health. The Company establishes a provision for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. (see Notes 3 and 18)

               CASH  EQUIVALENTS

               The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

               PROPERTY,  PLANT  AND  EQUIPMENT

               Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and betterments are capitalized and maintenance and repairs are charged to current operations. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is included in current operations. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the respective assets.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               DEFERRED  FINANCE  COSTS

               Deferred finance costs arising from the incurrence of long-term debt is being amortized using the straight-line method over the terms of the related debt.

               GOODWILL  AND  CONTRACT  RIGHTS

               Costs in excess of the fair value of net assets acquired are being amortized on a straight-line basis over a 40-year period.

               Contract rights were amortized on a straight-line basis over a three to five-year period.

               IMPAIRMENT  OF  LONG-LIVED  ASSETS

               The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. For the years ended
               December 31, 1999 and 1998, the Company has recorded asset impairment write downs of $930,333 and $1,121,859, respectively, related to terminated operations. (see Note 5)

               Asset impairment by class for the years ended December 31, 1999 and 1998 is summarized as follows:

               Year ended December 31,           1999           1998
               ---------------------------------------------------------

               Contract rights               $  244,035     $          -
               Goodwill                         186,298          752,479
               Assets held for sale  (a)        500,000          369,380
               ---------------------------------------------------------

                                             $  930,333     $  1,121,859
               =========================================================

               (a)  See  Note  20  for  sale  of  related  property.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               NET  PATIENT  SERVICE  REVENUE

               Patient service revenue is recorded net of contractual allowances based upon the Company's established standard rates during the period in which the services are provided. Contractual and other allowances, including uncollectible amounts, are accounted for on the accrual basis so as to include accounts receivable and net patient revenue amounts expected to be realized through payments from third-party payors and others.

               INCOME  TAXES

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
               ("SFAS No. 109"). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

               STOCK-BASED  COMPENSATION

               The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which has recognition provisions that establish fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS No. 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS No. 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" uses what is referred to as an intrinsic value based method of accounting. The Company has decided to apply APB No. 25 for its stock-based employee compensation arrangements.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               NET  LOSS  PER  COMMON  SHARE

               The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is computed by dividing the net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Equivalents, including warrants, stock options and preferred stock, were not included in diluted net loss per share as their effect would be antidilutive for all periods presented.

               COMPREHENSIVE  INCOME

               The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

               FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

               As of December 31, 1999, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including accounts receivable, accounts payable and short-term debt, it was estimated that the carrying amount approximated fair value for these instruments because of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company's interest rates approximate current interest rates.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               RECLASSIFICATION

               Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

               IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

               In April 1998, the Accounting Standards Executive Committee ("ACSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires the costs of start-up activities to be expensed as incurred. SOP 98-5 is required to be adopted for years beginning after December 15, 1998. This statement did not materially effect the Company.

               In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was amended in June 1999, with the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 makes SFAS No. 133 effective for all fiscal quarters of the fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that the adoption of SFAS No. 133 will have no impact on its financial position or results of operations.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This pronouncement provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that the adoption of SAB No. 101 in the fourth quarter of 2000 will have no impact on its financial position or results of operations.

               RESTATEMENT

               Certain items in the 1998 and 1997 financial statements have been revised as a result of the audit of the financial statements as of and for the year ended December 31, 1999. (see Note 22 for additional information)

3.   ACCOUNTS  RECEIVABLE

               As of December 31, 1999, accounts receivable and allowance for doubtful accounts are as set forth below:

               December 31,                                  1999
               --------------------------------------------------

               Total accounts receivable             $  8,101,489
               Provision for doubtful accounts          3,655,846
               --------------------------------------------------

               Accounts receivable, net              $  4,445,643
               ==================================================

               At  December  31,  1999,  the  Company's   three  largest  payors
               represented 51% of the total receivable outstanding. (see Note 8(c))

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.   PROPERTY,  PLANT AND  EQUIPMENT

               As of December 31, 1999, property, plant and equipment consisted of the following:

               December 31,                                            1999
               ----------------------------------------------------------------
                                                Estimated
                                                   Useful
                                                 Life  in
                                                    Years
               ----------------------------------------------------------------

               Land                                     --     $    1,875,546
               Buildings                      31.5 to 40.0          7,442,123
               Building improvements          31.5 to 40.0          2,111,514
               Furniture and equipment          5.0 to 7.0            924,923
               Automobiles                      3.0 to 5.0             55,820
               Furniture and equipment under
                  capital lease                 3.0 to 5.0          1,030,746
               ----------------------------------------------------------------

                                                                   13,440,672
               Less accumulated depreciation                        1,546,117
               ----------------------------------------------------------------

                                                                $  11,894,555
               ================================================================

               Depreciation expense for the years ended December 31, 1999 and 1998 was $776,620 and $580,066, respectively.

5.   INTANGIBLE ASSETS

               GOODWILL

               Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over a 40-year period. Amortization expense for the years ended December 31, 1999 and 1998 was $111,975 and $131,519, respectively. (see
               Note 2)

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               CONTRACT  RIGHTS

               Contract rights resulting from acquisitions were amortized on a straight-line basis over periods ranging from 3 to 5 years. Amortization expense for the years ended December 31, 1999 and 1998 was $249,467 and $237,536, respectively. (see Note 2)

6.   REAL  ESTATE HELD  FOR  SALE

               On July 22, 1992, in connection with the acquisition of Lakewood Retreat, Inc., the Company purchased real estate which included approximately 61 acres of unimproved, developable land. Upon acquisition, the cost allocated to the developable land, of $115,857, was based upon the then fair market value of the unimproved developable land.

               During 1996, the Company closed Lakewood Retreat, Inc. It is currently held for sale. As of December 31, 1997, the facility was recorded at its original cost, net of accumulated depreciation, $1,513,723. The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and the real estate and other assets held for sale are valued at the lower of cost or net realizable value. At December 31, 1997, the asset was recorded at the lower of cost or the appraised value.

               At December 31, 1999 and 1998, the Company recorded a reserve against the asset totaling $913,723 and $413,723, respectively. (see Note 20)

               During 1999, the Company subdivided a five-acre parcel of land contiguous to the Kirkbride Center. A one-acre parcel was sold during the year resulting in a gain of approximately $350,000. The cost of the remaining four-acre parcel of $250,010 has been classified as real estate held for sale as of December 31, 1999. On February 29, 2000, the Company, Franklin Development Company, LLC (a related party, see Note 16) and J&K Development, LLC entered into an agreement of sale for the four acre parcel of land. (see Note 20)

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.   RESTRICTED CASH

               Restricted cash consists of various certificates of deposit in accordance with the terms of certain mortgage agreements and state regulations in connection with the operating activities of one of the Company's wholly owned subsidiaries.

               Restricted cash consists of certificates of deposit with interest rates ranging from 4.25% to 5.0%. These investments are held in the Company's name and are deposited with a major financial institution.

8.   LINES  OF  CREDIT

               Outstanding balances under various facilities are as follows:

               LINES OF CREDIT

               December 31,                                              1999
               -----------------------------------------------------------------

                                                  Interest  %
                                                    Per Annum           Balance
               -----------------------------------------------------------------

               United  States  Trust
                 Company of New York   (A)      Bank's prime rate   $  1,100,000
               Madison Bank            (B)   Prime rate plus 1.5%        468,500
               Heller Financial, Inc.  (C)  Prime rate plus 1.75%      2,075,148
               -----------------------------------------------------------------

                                                                    $  3,643,648
               =================================================================

               (A) In May 1996, the Company entered into a bank line of credit facility agreement for $1,100,000. The credit line facility bears interest at the bank's prime rate (8.5% as of December 31, 1999) and is collateralized by certain marketable securities pledged by the chairman's spouse. The line of credit expired in May 2000. The financing company has extended this facility until January 2001.

               (B) The Company has also borrowed $468,500 under its May 1998 line of credit facility agreements with another bank which is collateralized by an irrevocable letter of credit in the amount of $475,000. Interest on outstanding balances accrues at the rate of prime plus 1.5% (10% as of December 31, 1999). The facility matured in January 2000 and the Company is currently negotiating a line of credit agreement.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               (C) In May 1998, the Company entered into a line of credit agreement with a financial institution in the amount of $5,000,000. The credit line bears interest at the bank's prime rate (10.25% as of December 31, 1999). In 1999, the Company entered into a forbearance agreement regarding noncompliance with certain loan covenants. The Company granted a $2,000,000 lien against the Kirkbride facility which would be subordinated to the mortgage with WRH Mortgage as additional security for the line of credit. The line of credit is collateralized by certain accounts receivable. This line of credit matured in May 2000. The financing company has extended this facility until January 2001. (see Note 3)

9.   DEBT

     NOTES  AND  MORTGAGES  PAYABLE:

December 31,                                                                      1999
--------------------------------------------------------------------------------------------------
                                                          Interest %
                                                          Per Annum         Current     Long-Term
--------------------------------------------------------------------------------------------------

CORECARE BEHAVIORAL HEALTH MANAGEMENT (CBHM)

WRH Mortgage, Inc.                            (A)  LIBOR rate plus 6.5%    $12,900,247  $        -
                                                    (12.92% at 12/31/99)
Community Behavioral Health                   (B)  N/A                       1,211,979           -
The Pennsylvania Hospital of the              (C)  Prime plus 1% (9.5% at      358,166           -
University of the Pennsylvania Health                           12/31/99)
Domas, Inc.                                   (D)                   8.50%      247,634           -
Service Master Diversified Health             (E)  Prime plus 1% (9.5% at      181,914      29,175
Management, Inc.                                                12/31/99)
Ford Motor Credit                             (F)                  11.00%        4,733       9,249
Laboratory Corporation of America             (G)                     12%        1,653           -


                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

December 31,                                                                      1999
----------------------------------------------------------------------------------------------------
                                                          Interest %
                                                          Per Annum           Current     Long-Term
----------------------------------------------------------------------------------------------------

WESTMEADE HEALTHCARE, INC.

Finova Capital Corporation (Finova)           (H)  Treasury rate plus 4.5%   $ 1,677,437  $        -
(Senior Mortgage)                                     (10.94% at 12/31/99)

Finova Capital Corporation (Finova)           (I)  Treasury rate plus 4.5%       478,062           -
(Junior Mortgage)                                     (10.94% at 12/31/99)

MANAGED CAREWARE, INC.

Preferred Medical                             (J)                    5.54%        61,092           -

CORECARE SYSTEMS, INC.

Merrill Lynch                                 (K)  Various                       749,539           -
Mentor Capital Partners, Ltd. (Mentor)        (L)                      12%       499,667           -
Steve Guarino                                 (M)                      20%       263,238           -
Don Won Kang                                  (N)                      20%             -     250,000
Tak Soon Yun                                  (O)                      20%             -     235,000
Jung & Eun Lee                                (P)                      20%             -     215,000
GMAC                                          (Q)                     2.9%         8,856      18,170
Mark Wachs                                    (R)                      10%        20,000           -
Senior Lifestyles, Inc.                       (S)                       -         10,000           -
Blue Bell Capital                             (T)                      11%             -           -

LAKEWOOD RETREAT, INC.

Unicorn Financiera Company Limited            (U)                      11%       884,000           -
Donald Camplese                               (V)  $            82 per day       249,640           -

WESTMEADE CENTER AT WYNDMOOR, INC.

Elliott Kremms                                (W)  N/A                           149,210           -
----------------------------------------------------------------------------------------------------

                                                                             $19,957,067  $  756,594
====================================================================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               (A) Original loan dated February 24, 1998, interest is payable monthly at LIBOR plus 6.5% per annum, collateralized by assets of CoreCare Behavioral Health Management, Inc. and matured on February 26, 1999. On February 5, 1999, the mortgage note was extended to June 30, 1999. Additional collateral was assumed in April 1998 to expand the original mortgage to repay other short-term loans. The collateral was a second mortgage assignment on the Lakewood Retreat Property, assignment of rents and leases at the Kirkbride facility, security agreement, and a fixture filing executed by Lakewood Retreat, Inc. The mortgage holder has 600,000 shares of CoreCare Systems and 100 shares of Managed Careware, Inc.'s common stock as additional collateral. The Company was not compliant with various loan covenants as of December 31, 1999. During June 2000, the Company obtained forbearance under the terms of the original loan agreements for certain defaults until December 31, 2000. The forbearance also provides for a further extension until May 31, 2001 if certain requirements are met. The Company paid a 1% fee on the outstanding balance in consideration for this forbearance.

               (B) Amount represents a noninterest-bearing advance from Community Behavioral Health Corporation based on certain accounts receivable due from this company. The amount is payable beginning March 2000 through December 2000 in monthly installments ranging from $50,000 to $125,000, with a balloon payment totaling $326,530 on December 31, 2000.

               (C) Payable in weekly installments of $2,500 plus interest at the rate of prime plus 1% per annum. The note holder possesses the right to setoff up to $273,000 against certain leases with the Company under the terms of a forbearance agreement.

               (D) Payable in weekly installments of $7,500, including principal and interest at 8.5% per annum. The entire principal and any unpaid interest was due and payable in full on February 28, 2000. However, the obligation has not been satisfied in accordance with the terms of the agreement. To date, the lender has not exercised its rights under this debt agreement.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               (E) Payable in bi-weekly installments of $6,000, including principal and interest at prime plus 1% per annum. This amount was paid in full in March 2000.

               (F) Payable in monthly installments of $417, including principal and interest at 11% per annum maturing January 2003. The note is collateralized by the vehicle.

               (G)  Payable  in  monthly  installments  of  $12,000,   including
                    principal and interest at 12% per annum.

               (H) In June 1996, through a refinancing of the then existing debt, the Company obtained financing pursuant to a mortgage note payable to a finance company. The mortgage note which bears interest at the average rate of 10.94% per annum matures on July 1, 2001. The mortgage is being amortized over 20 years with 59 monthly payments of $18,249 and a final payment of $1,629,160. The note is secured by the Warwick, Pennsylvania facility, partially guaranteed by two officers and stockholders of the Company and a letter of credit for $175,000.

                    The Company is in default of this senior mortgage as of October 27, 1999. As a consequence of the events of default on October 27, 1999, Finova effected a partial draw down of the letter of credit in the amount of $25,813. The Company obtained a forbearance agreement on November 5, 1999, under which Finova agrees to forbear until February 3, 2000. The forbearance agreement states that the Company comply with certain conditions on or before February 3, 2000. In order to execute this agreement, the Company paid a forbearance fee of $6,453 plus all fees, costs and expenses incurred by Finova in connection with this agreement. To date, the lender has not exercised its rights under this agreement.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               (I) In February 1997, the Company obtained financing pursuant to a mortgage note payable to an independent finance company. The mortgage is being amortized over 20 years with monthly payments of $5,140 and a final payment of any unpaid principal and interest due on June 27, 2001. The note bears interest at a rate of 10.94% per annum. The note is secured by the Warwick, Pennsylvania facility, is partially guaranteed by two officers and stockholders of the Company.

                    The Company was in default of this junior mortgage as of October 27, 1999. As a consequence of the events of default on October 27, 1999, the Company obtained a forbearance agreement on November 5, 1999, which agrees to forbear until February 3, 2000. The forbearance agreement states that the Company comply with certain conditions on or before February 3, 2000. To date, the lender has not exercised its rights under this agreement.

               (J) Demand note payable for the acquisition of Preferred Medical Services, Inc. bearing interest of 5.54%. Interest on the outstanding principal amount shall be due when the principal amount is paid. Upon an event of default, interest shall accrue at a rate of 12% per annum from the date of the default until complete satisfaction of the obligation occurs. (see Note 16)

               (K) Note payable in monthly installments of $10,000 per month until December 31, 1999, at which time the balance and all accrued interest is payable on demand. The rate of interest charged monthly on the balance will be the "Base Lending Rate" (7.875% at December 31, 1999), plus .625% through 2.625% based on the outstanding loan balance (combined 8.5% at December 31, 1999). This note is guaranteed by a corporate officer and the pledge of certain personal assets.

               (L) Subordinated note bearing interest at the rate of 12% per annum. The note requires interest payments quarterly and principal payments of $166,666 on December 31, 1998, 1999 and 2000. Associated with the note is a warrant to purchase 333,000 shares of common stock at an exercise price of $1.50 per share expiring August 2001. As principal and some interest payments were not paid when due in 1999 and 1998, Mentor has been issued additional warrants to purchase 512,876 shares of common stock at an exercise price of $1 per share expiring in August 2006.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               (M) Investor notes payable bearing interest at rates ranging from 11% to 20% during the three-year period ending December 31, 1999. These notes matured during 1997 and the Company is currently negotiating repayment provisions. The Company has issued 300,000 shares of common stock and warrants to purchase 211,400 shares of common stock at exercise prices ranging from $1.50 to $3.00 per share in lieu of past due interest and missed principal payments on the outstanding debt.

               (N) Investor note bearing interest of 20% per annum, payable monthly, maturing in October 2001. The entire principal and any unpaid interest matures in December 2001. The investor also received 30,000 shares of restricted common stock upon execution of the note.

               (O) Investor notes, interest payable monthly at the rate of 20% per annum. The entire principal and any unpaid interest matures in December 2001. The investor also received 90,000 shares of restricted common stock upon execution of the notes.

               (P) Investor note, interest payable monthly at the rate of 20% per annum. The entire principal and any unpaid interest matures in October 2001. The investor also received 30,000 shares of restricted common stock upon execution of the note.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               (Q) Auto note payable in monthly installments of $575, including principal and interest at 2.9% per annum maturing September 2003. The note is collateralized by the vehicle.

               (R) Convertible promissory note bearing interest at the rate of 10% per annum. The note is convertible into common stock of the Company at the rate of one share of common stock for each $1.50 of debt converted. The note also carries a warrant to purchase 400 shares of common stock at an exercise price of $3.00 per share for each $1,000 of debt converted.

               (S)  Noninterest-bearing demand note payable to a related party.

               (T) Promissory note, interest payable monthly at the rate of 11% per annum.

                    The Company issued a warrant, which contained a put feature, to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, expiring June 30, 2002. The lender has "put" the warrant to the Company at $1.50 per share in accordance with the agreement. The Company recorded a charge of $200,000 in 1999 related to the put feature of the warrant.

                    On October 31, 1999, the above note was purchased by Jung and Eun Lee. (see Note P above)

               (U) Mortgage note payable in monthly installments of $3,500 plus interest at the rate of 11% per annum. The mortgage is collateralized by assets of Lakewood which include real estate held for sale or development and property, plant and equipment having a net book value of $548,386. The mortgage note payable matured in 1996, including various extensions. The terms of these extensions required the Company to make principal payments of $50,000 per month and to issue 15,000 shares of its common stock to the mortgagee. No payments have been made on this obligation since 1996. (see Note 20)

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               (V) Judgement order in the amount of $314,592, including interest and fees in the amount of $64,952. Interest is accruing at the rate of $82 per day since May 1, 1999. (see
                    Note 20)

               (W) Amounts due under a lease separation agreement effective September 2, 1997 totaling $202,000. The Company is currently in default of the payment arrangements and is negotiating new payment terms. (see Note 20)

               The  amounts  of  principal  repayment  are  as  follows:

               Year ending December 31,                      Amount
               ----------------------------------------------------
                  2000                                $  19,957,067
                  2001                                      739,772
                  2002                                       11,300
                  2003                                        5,522
               ----------------------------------------------------

                                                      $  20,713,661
               ====================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               OBLIGATIONS UNDER CAPITAL LEASES

               The future minimum lease payments under capital leases as of December 31, 1999 are as follows:

               Year ending December 31,                                  Amount
               -----------------------------------------------------------------
               2000                                                  $   276,031
               2001                                                      240,466
               2002                                                      205,677
               2003                                                      128,923
               2004                                                       73,923
               -----------------------------------------------------------------

               Total minimum lease payments                              925,020
               Less amount representing interest (5.2% to 8.5%)           95,746
               -----------------------------------------------------------------

               Present value of net minimum lease payments               829,274
               Less current maturities of capital lease obligations      229,850
               -----------------------------------------------------------------

                                                                     $   599,424
               =================================================================

               The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payment or the fair value of the assets. The assets are amortized over their estimated useful lives.

               During 1999 and 1998, the Company entered into capital lease obligations totaling $543,407 and $402,138, respectively, for the purchase of equipment. Depreciation and amortization on the equipment acquired under capital leases was $143,289 and $90,766 for 1999 and 1998, respectively. The net book value of equipment under capital leases at December 31, 1999 and 1998 amounted to $790,388 and $390,269, respectively.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  ADVANCES,  OFFICERS/  STOCKHOLDERS

               Amounts are payable to two officers/stockholders totaling $700,410 as of December 31, 1999. These amounts reflect both direct advances to the Company as well as monies advanced to cover expenses paid on behalf of the Company.

               Certain of these amounts bear a market rate of interest as these amounts resulted from the officers borrowing funds from financial institutions for the benefit of the Company. During 1999, the Company assumed financial responsibility for one of these loans in the amount of $731,239; however, personal guarantees and personal assets of corporate officers continue to secure these loans. The Company also repaid $225,000 to these officers/shareholders, or to financial institutions for loans that benefited the Company, during 1999.

11.  PAYROLL  AND  PAYROLL  TAXES PAYABLE

               INTERNAL  REVENUE  SERVICE

               In November 1999, Westmeade Healthcare, Inc. filed installment agreements to repay past due payroll taxes. The Company agreed to pay the federal taxes owed plus penalties and interest in monthly payments of $5,000 due on the 15th of each month, then on July 1, 2000 the amount will increase to $10,000 due on the 15th of each month until the total liability of approximately $223,700 is paid in full.

               On November 29, 1999, Managed Careware, Inc. filed installment agreements to repay past due payroll taxes. The Company agreed to pay the federal taxes owed plus penalties and interest in monthly payments of $5,000 due on the 15th of each month, then on July 1, 2000 the amount will increase to $10,000 due on the 15th of each month until the total liability of approximately $211,000 is paid in full.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               On November 29, 1999, CBHM filed installment agreements to repay past due payroll taxes. The Company agreed to pay the federal taxes owed plus penalties and interest in monthly payments of $10,000 due on the 15th of each month, then on July 1, 2000 the amount will increase to $50,000 due on the 15th of each month until the total liability of approximately $1,331,900 is paid in full.

               On November 29, 1999, Chestnut Hill Fitness Club, Inc. filed an installment agreement to repay past due payroll taxes. The Company agreed to pay the federal taxes owed plus penalties and interest in monthly payments of $5,000 due on the 15th of each month until the total liability of approximately $20,000 is paid in full.

               PENNSYLVANIA  DEPARTMENT  OF  REVENUE

               The Company owes the Pennsylvania Department of Revenue approximately $248,145 for current and past due payroll taxes plus approximately $193,360 in penalties and interest. The Company has negotiated a payment plan for the outstanding balance.

               CITY  OF  PHILADELPHIA

               The Company owes the City of Philadelphia approximately $981,000 for current and past due payroll taxes plus approximately
               $357,532 in penalties and interest. The Company has not negotiated any payment plan for the outstanding balance. (see
               Note 17)

               COMMONWEALTH OF PENNSYLVANIA DEPARTMENT  OF  LABOR  AND  INDUSTRY

               As of December 31, 1999, the Company is negotiating to repay the Pennsylvania unemployment contributions outstanding balance of approximately $95,800.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.  DUE  TO MEDICARE

               During 1999, the Company negotiated a repayment plan with Medicare to pay back 1998 over reimbursements received in the amount of approximately $1,200,000. The repayments are payable in monthly installments of $47,386, including principal and interest at 13.375% per annum until July 2001. The balance due on the 1998 over reimbursements as of December 31, 1999 is $807,314.

               The Company is required to file a "Hospital and Hospital Health Care Complex Cost Report Certification and Settlement Summary" (cost report) with Medicare annually. The cost report reconciles allowable reimbursable expenditures to actual reimbursements from Medicare. If the Company was under reimbursed during the period, additional reimbursements would be made by Medicare. Conversely, if the Company had been over reimbursed, during the period, the over reimbursement would be required to be repaid with the annual filing of the cost report.

               The Cost Report filed by the Company for the December 31, 1999 year end shows that the Company has been over reimbursed by approximately $2,030,000 for that fiscal year. The Company has a monthly repayment plan requiring monthly payments of $69,050 including principal and interest at 13.75% through June 2003.

13.  INCOME  TAXES

               The Company has net operating loss carryforwards aggregating approximately $31,100,000 at December 31, 1999 expiring through 2012. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $12,440,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

               Certain amounts of the net operating loss carryforwards may be limited due to possible changes in the Company's stock ownership. In addition, the sale of Common Stock by the Company to raise additional operating funds, if necessary, could limit the utilization of the otherwise available net operating loss carryforwards. The grant and/or exercise of stock options by others would also impact the number of shares that could be sold by the Company or by significant shareholders without affecting the net operating loss carryfowards.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14.  STOCKHOLDERS' EQUITY (DEFICIENCY)

               STOCK  OPTIONS

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

               Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

               December 31,                1999      1998
               --------------------------------------------

               Expected volatility         45.60%    45.80%
               Expected dividend yield         0%        0%
               Expected life (term)      5 YEARS   5 years
               Risk-Free Interest Rate      6.33%     5.48%
               ============================================

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               For purposes of pro forma disclosures, the estimated fair value of the option is expensed when the options are vested. The Company's pro forma information follows:

               Year ended December 31,      1999                  1998
               --------------------------------------------------------

               Pro forma net loss       $(7,266,189)    $  (10,209,457)

               Pro forma loss
               per share
               Basic and diluted               (.41)              (.64)

               The weighted-average fair value of options granted (at their grant date) during the years ended December 31, 1999 and 1998 was $1.00 and $1.05, respectively.

               In July 1996, the Company's Board of Directors and Stockholders approved and adopted the Company's 1996 Stock Plan (the "Plan"). The Plan, as amended in October 1998, provides for the granting of options to purchase up to 3,000,000 shares of common stock, at a price per share as shall be determined by the Company's Board of Directors from time to time. The Plan provides for the granting of options that do not qualify under Section 422 of the Code. Therefore, the Company will recognize compensation expense for all options issued at less than fair market value on the date of grant equal to the difference between fair market value on the date of grant less the option exercise price multiplied by the number of options granted. No option may have a term longer than five years. Options under the Plan are nontransferable, except in the event of death and are only exercisable by the holder while employed by the Company or until such time as determined by the Board of Directors at its sole discretion. Unless the Plan is terminated earlier by the Board, the Plan will terminate in July 2001.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               The majority of the options issued under the Plan were fully vested upon grant. Any options that did not vest upon grant vested within twelve months of grant date.

               A summary of the Company's stock option activity, and related information for the years ended December 31, 1999 and 1998 follows:

                                                 Number    Weighted-Average
                                               of Shares    Exercise Price
               -------------------------------------------------------------

               Outstanding December 31, 1997   1,269,445   $             .93
                    Granted                      221,660   $            1.05
                    Canceled                    (215,000)  $             .43
                    Exercised                          -                   -
               -------------------------------------------------------------


               Outstanding, December 31, 1998  1,276,105   $            1.04
                    Granted                      566,667   $            1.00
                    Canceled                    (155,000)  $            1.34
                    Exercised                          -                   -
               -------------------------------------------------------------


               Outstanding December 31, 1999   1,687,772   $            1.00
               =============================================================

               At December 31, 1999 and 1998, exercisable stock options totaled 1,687,772 and 1,276,105 and had weighted-average exercise prices of $1.00 and $1.04, respectively.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               Options outstanding and exercisable at December 31, 1999 were as follows:

                            Options Outstanding and Exercisable
------------------------------------------------------------------------------------------

                                                                              Weighted-
Range of                                          Weighted-               Average Exercise
Exercise Prices   Number Outstanding  Average Remaining Contractual Life        Price
 .10 - $.90                  876,105                           2.86 yrs.  $             .89
1.00 - $1.63                811,667                           3.26 yrs.  $            1.63
------------------------------------------------------------------------------------------

                           1,687,772                           3.09 yrs.  $            1.00
==========================================================================================

               The  following  schedule  represents   warrants   outstanding  at
               December 31, 1999 and 1998:

                                       Warrants


                                                               Exercise
                                                                 Price
                                                  Number         Range
                                                    of            Per
                                                  Shares         Share
               -----------------------------------------------------------

               Outstanding, December 31, 1997    4,094,070   $   .80-$3.00
                    Granted                      1,211,691   $1.00- $1.125
                    Canceled or expired           (550,000)  $        2.00
               -----------------------------------------------------------


               Outstanding, December 31, 1998    4,755,761   $   .80-$3.00
                    Granted                        589,695   $  1.00-$2.00
                    Canceled / repurchased (1)  (1,569,278)  $        3.00
               -----------------------------------------------------------


               Outstanding, December 31, 1999    3,776,178   $   .80-$3.00
               ===========================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               The Company has historically issued warrants in connection with the issuance of debt, extension of debt maturity dates, payment of past due interest or principal on debt and payments to service providers for services.

               (1) The Company repurchased a warrant issued in connection with the acquisition of the Westmeade facility for $50,000.

15.  RELATED PARTY TRANSACTIONS

               THOMAS T. FLEMING

               Thomas T. Fleming, Chairman of the Board of Directors and Chief Executive Officer of the Company, has advanced funds to the Company in the form of either direct advances or payments to vendors on behalf of the Company. A substantial portion of these advances consisted of borrowings from various financial institutions. These amounts were advanced to the Company under the same terms obtained by Mr. Fleming from the financial institutions. During the years ended December 31, 1999 and 1998, Mr. Fleming advanced $51,004 and $447,624, respectively. Additionally, repayments to Mr. Fleming or to financial institutions for his benefit for funds previously loaned to the Company were $55,000 and $612,180 during those same years.

               In March 1999, the Company assumed financial responsibility for one of these loans in the amount of approximately $731,000. This loan continues to be secured by the personal assets of Mr. Fleming.

               Mr. Fleming is the guarantor of various financial obligations of the Company, including the amount assumed by the Company noted above. Additionally, he has advanced funds under certificates of deposit for the benefit of the Company in order to comply with state regulations for one of its subsidiaries. (see Note 10)

               PHYLLYS B. FLEMING

               Phyllys B. Fleming, wife of the Chairman of the Board of Directors, has guaranteed certain obligations of the Company with various financial institutions by either granting a security interest in personal assets controlled by the Fleming Family Trust or by pledging letters of credit for the benefit of certain creditors. She has also funded interest payments on certain obligations for the benefit of the Company.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               ROSE S. DIOTTAVIO

               Rose S. DiOttavio, President and Chief Operating Officer, has loaned funds to the Company in a fashion similar to Mr. Fleming noted above. During the years ended December 31, 1999 and 1998, Ms. DiOttavio advanced $5,767 and $148,000, respectively. Additionally, repayments of $10,000 and $-0- were made during those same years.

               Ms. DiOttavio is also a guarantor of various financial obligations of the Company. Additionally, she has advanced funds under certificates of deposit for the benefit of the Company in order to comply with state regulations for one of its subsidiaries. (see Note 10)

               FEDERAL DEVELOPMENT COMPANY, LLC

               In October 1996, the Company entered into a Development Management Agreement with Federal Development Company, LLC ("Federal"). Mr. Christopher Fleming, the son of Thomas T. Fleming, the Chairman of the Board of Directors, is a senior officer of Federal. Federal was retained by the Company to provide management services for the real estate owned by the Company, principally the Kirkbride Center. For the years ended December 31, 1999 and 1998, the Company has paid Federal in cash and stock $-0- and $62,500, respectively.

               The Company and Federal entered into an amended development management agreement in August of 1999. This agreement provided for the settlement of all past due fees and grants Federal the right to act as agent for the sale of certain real estate assets of the Company.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


16.  ACQUISITIONS

               KIRKBRIDE CENTER

               On February 27, 1997, the Company, through its wholly owned subsidiary, CoreCare Behavioral Health Management, Inc., acquired the property of the Institute of Pennsylvania Hospital and renamed it Kirkbride Center ("Kirkbride"). Kirkbride is comprised of approximately 420,000 square feet of commercial real estate on 27 acres of land in West Philadelphia, Pennsylvania.

               Kirkbride Center was licensed for 120 acute inpatient psychiatric beds until the fourth quarter of 1999 when the number was reduced to 80 beds; 32 adult partial hospitalization slots; and outpatient services. Of its 120 beds, 49 beds hold dual licensure to treat substance abuse disorders. The Company also operates an 80-bed drug and alcohol rehabilitation program at the Kirkbride Center. In the fourth quarter of 1999, the Company received preliminary approval to increase the drug and alcohol program by 20 beds for a total of 100 beds. The Center also holds an inactive provider 50 license for home services.

               The Company is utilizing approximately 25% of the facility for a 120-bed inpatient acute psychiatric hospital and leases the balance for medical offices, a school, a food processing plant, a laundry and related behavioral services.

               The total purchase price of the facility was $4,500,000 plus closing costs of $1,025,662. The closing costs were allocated to deferred financing costs and acquisition costs of the facility in the amounts of $462,940 and $562,722, respectively. From February 27, 1997, the date of the acquisition, through December 31, 1997, Kirkbride capitalized approximately $1,700,000 of costs associated with improving the facility. During 1998, Kirkbride capitalized approximately $735,000 of costs associated with improving the facility.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               QUANTUM MANAGED MENTAL HEALTH SYSTEMS, INC.

               On July 3, 1997, the Company acquired 100% of the outstanding common stock of Quantum Managed Mental Health System, Inc. ("Quantum") in exchange for 200,000 shares of its common stock. Quantum is a network of approximately 3,000 psychologists contractually reorganized as a Preferred Provider Network for employee assistance programs.

               During 1999 and 1998, the Company developed a new service line providing clinical drug trial testing of central nervous system drugs for the pharmaceutical industry.

               PREFERRED MEDICAL SERVICES

               On April 15, 1998, Managed CareWare acquired the assets of Preferred Medical Services for $312,744. The purchase price was funded with 250,000 shares of CRCS common stock valued at $201,000 and a demand note for $111,744 bearing interest of 5.54% per annum. Subsequent to the acquisition, several client contracts were terminated. The Company is seeking an adjustment to the purchase price due to the nondisclosure of the status of these contracts at the date of acquisition. (see Note 9 (J))

17.  COMMITMENTS AND CONTINGENCIES

               LEASES

               The Company leases certain facilities and equipment. Commitments for minimum rentals under noncancelable leases at December 31, 1999 are as follows:

               Year ending December 31,       Amount
               --------------------------------------

                    2000                     $225,774
                    2001                       48,856
                    2002                       29,144
                    2003                        4,797
                    2004                        4,536
               --------------------------------------

               Total minimum lease payments  $313,107
               ======================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               Rental expense for the years ended December 31, 1999 and 1998 amounted to approximately $410,000 and $428,000, respectively.

               The Company is a lessor of office space. Commitments for minimum rental income under noncancelable leases at December 31, 1999 are as follows:

               Year ending December 31,             Amount
               ---------------------------------------------

                    2000                          $  922,565
                    2001                             362,150
                    2002                             322,223
                    2003                             335,126
                    2004                             343,424
                    Thereafter                       797,878
               ---------------------------------------------


               Total minimum lease rental income  $3,083,366
               =============================================

               LITIGATION

               The Company is subject to claims and lawsuits in the ordinary course of business, including those arising from care and treatment afforded at the Company's hospitals and is party to various other litigation. However, management believes the ultimate resolution of these pending proceedings will not have a material adverse effect on the Company.

               The Company is subject to numerous lawsuits from creditors for amounts due for services rendered and products delivered. In most cases, the Company has accrued the amount of these claims on its financial statements. The Company is attempting to work out payment plans with most of these creditors.

               On October 18, 2000, the City of Philadelphia sued the Company in the Court of Common Pleas of Philadelphia County, Pennsylvania for unpaid wage taxes for the period February 1997 through March 2000. The amount sought by the City is approximately $1.5 million, which includes approximately $600,000 of interest and penalties. The Company's financial statements include provisions for this claim in the amount of approximately $1,000,000. The Company is currently negotiating the abatement of all interest and penalties.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


18.  NET PATIENT REVENUE

               Net patient service revenue for the years ended December 31, 1999 and 1998, consists of the following:

               Year ended December 31,         1999         1998
               -----------------------------------------------------

               Patient service revenue      $92,872,994  $54,441,933

               Contractual adjustments       69,403,621   37,506,096
               -----------------------------------------------------


               Net patient service revenue  $23,469,373  $16,935,837
               =====================================================


               Concentration  of  net  patient  revenue  by  payor:
               ----------------------------------------------------


               Year ended December 31,         1999         1998
               -----------------------------------------------------


               Community Behavioral Health  $14,110,288  $10,392,848
               Medicare                       3,998,885    3,571,807
               State of Pennsylvania          1,198,998    1,294,580
               All others                     4,161,202    1,676,602
               -----------------------------------------------------


                                            $23,469,373  $16,935,837
               =====================================================

19.  CAPITAL STRUCTURE

               AUTHORIZED SHARES

               The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Preferred Stock, as to which the Board has the power to designate the rights, terms, preferences, privileges, and ratify powers, if any, and the restrictions and qualifications of the share of each series as established. Of the 5,000,000 shares of Preferred Stock, 10,000 shares have been designated as Series A
               Preferred Stock, 25,000 shares have been designated as Series C Convertible Preferred Stock, 15,000 shares have been designated as Series D Preferred Stock, 13,250 shares have been designated as Series E Convertible Preferred Stock, 6,000 shares have been designated as Series F Convertible Preferred Stock and 1,000,000 shares have been designated as Series G Convertible Preferred Stock.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               COMMON STOCK

               The Company is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. As of December 31, 1999 and 1998, 18,084,643 and 17,200,543 shares were issued and outstanding, respectively. Holders of Common Stock are entitled to one vote for each share of Common Stock owned of record on all matters to be voted on by stockholders, including the election of directors. The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefor.

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

               PREFERRED STOCK

               Holders of Preferred Stock vote as a class with holders of Common Stock, except that without the vote or consent of the holders of at least 67% of each respective series of the Preferred Stock then outstanding, the Company may not (i) create or issue any class or series of capital stock ranking, either as to payment of dividends, distribution of assets or redemptions prior to such series of Preferred Stock, (ii) alter or change the designations, powers, preferences, or rights, or the qualifications, limitations or restrictions of such series of Preferred Stock.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               Holders of Series C, D, E and F Preferred Stock are entitled to vote in the election of directors and on all other matters submitted to stockholders for their approval or consent. None of the Preferred Stock has any cumulative voting rights. The number of votes is equal to the number of shares of common stock into which their preferred stock is convertible, at the time of the meeting at which the vote is cast or, in the case of an action of stockholders taken without a formal meeting, on the date of such action, except that each Preferred A and D shares, which have no conversion rights, are entitled to 65 and 50 votes, respectively, per share. Stockholders owning Series G Preferred are entitled to 2 votes per share.

               Through December 31, 1999, the Company had not declared dividends on any class of preferred stock.

               The table below reflects a summary of the authorized, issued and outstanding shares of preferred stock during the fiscal years indicated:

                                  Issued and Outstanding
                                      at December 31,
                                       1999 and 1998
                                   --------------------
               Series  Authorized   Shares   Par Value
               ----------------------------------------

               A           10,000     6,000  $        6
               B            7,000         -           -
               C           25,000   8,147.3           8
               D           15,000         -           -
               E           13,250         -           -
               F            6,000   2,870.6           3
               G        1,000,000         -           -
               ----------------------------------------

                                   17,017.9  $       17
               ========================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               SERIES A PREFERRED STOCK

               The Company has  authorized  10,000  shares of Series A Preferred
               Stock, $.001 par value per share, of which 6,000 shares are issued and outstanding as of December 31, 1999 and 1998. The Company's Series A Preferred Stock has a liquidation value of $100.00 per share ($600,000 in the aggregate) in liquidation of the Company; a preference over Common Stock to the extent of its liquidation value; and is entitled to annual dividends in the amount of $4.00 per share (i.e., an annual rate of four (4%) percent) payable semi-annually in arrears unless and until a "Dividend Reset Event" occurs. After a Dividend Reset Event, the annual dividend rate on Series A Preferred will be increased from four (4%) percent to a rate equal to the "prime rate" as published in "The Wall Street Journal" as of the last business
                              ------------------------
               day preceding the Dividend Reset Event plus six (6%) percent. The Series A Preferred is redeemable by the Company at its option, at liquidation value, in whole or in part, at any time after a Dividend Reset Event, upon not less than thirty (30) days written notice.

               The term "Dividend Reset Event" is defined to mean either: (a) a public offering of equity securities by the Company or any corporation which owns 50% or more of all classes of the Company's common stock then outstanding (hereinafter, a "Parent of the Company") which results in the Company's receipt (or receipt by the Parent of the Company) of not less than $5,000,000 net of offering underwriting discounts and commissions; or, (b) either the Company and/or the Parent of the Company, on a consolidated basis, having as of any fiscal year end, stockholders' equity of $12,000,000 or more.

               The Company has the right to redeem the Series A Preferred Stock after the Dividend Reset Date and upon not less than 30 days notice at $100.00 per share plus accrued dividends.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               SERIES B CONVERTIBLE PREFERRED STOCK

               The Company has authorized 7,000 shares of Series B Convertible Preferred Stock, $.001 par value per share. There were no shares of Series B Preferred outstanding as of December 31, 1999 and 1998.

               Holders of Series B Preferred are entitled to receive annual dividends equal to the dividends payable on Series A Preferred Stock, and to convert shares of Series B Preferred into Common Stock on the basis of 92 shares of Common Stock per share of Series B Preferred Stock. Conversion features will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series B Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company.

               The Company has the right to redeem the Series B shares at $100 per share plus accrued dividends upon not less than thirty (30) days written notice.

               SERIES C CONVERTIBLE PREFERRED STOCK

               The Company has authorized 25,000 shares of Series C Convertible Preferred Stock, $.001 par value per share, of which 8,147.3 shares are issued and outstanding as of December 31, 1999 and 1998. Holders of shares of Series C Convertible Preferred Stock (the "Series C Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually.

               Each share of Series C Preferred are convertible at the option of its holder into 66.67 shares of Common Stock. Conversion features will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series C Preferred Stock has a liquidation value of $100.00 per share plus accrued dividends in liquidation of the Company and is senior in rank to all other stock of the Company except for Preferred Series E which shares the same rank, and for Preferred Series G which is superior in rank.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               The Company has the right to redeem the Series C Shares at $100.00 per share plus accrued dividends upon not less than thirty (30) days written notice.

               SERIES D PREFERRED STOCK

               The Company's Board of Directors has designated 15,000 shares of its Preferred Stock as Series D Preferred Stock, $.001 par value per share, of which no shares are issued and outstanding as of December 31, 1999 and 1998. Holders of shares of Series D Preferred Stock (the "Series D Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually. Series D Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company and is equal in rank to the Series A Preferred.

               The Company has the right to redeem the Series D shares at $100.00 per share plus accrued dividends upon not less than thirty (30) days written notice.

               SERIES E CONVERTIBLE PREFERRED STOCK

               The Company's Board of Directors has designated 13,250 shares of its Preferred Stock as Series E Preferred Stock, $.001 par value per share. Holders of shares of Series E Preferred Stock (the "Series E Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually. Prior to the Series E Redemption date, each share of Series E Preferred is convertible at the option of its holder into 100 shares of Common Stock. Conversion features will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series E Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company, and is senior in rank to all stock of the Company except for Series C which shares the same rank, and for Preferred Series G, which is superior in rank.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               As of December 31, 1997, the Company has reflected 9,934 shares of Series E Convertible Preferred Stock issued and outstanding as redeemable preferred stock with a value of $1,293,280 in their financial statements.

               The holders of such preferred stock exercised their conversion rights during December 1998 by converting these preferred shares into 1,192,046 shares of common stock.

               SERIES F CONVERTIBLE PREFERRED STOCK

               The Company's Board of Directors has designated 6,000 shares of its Preferred Stock as Series F Convertible Stock, $.001 par value per share, of which 2,870.6 shares were issued and outstanding as of December 31, 1999 and 1998. Holders of shares of Series F Convertible Stock (the "Series F Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually.

               Each share of Series F Preferred is convertible at the option of its holder into 50 shares of Common Stock. Conversion features will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series F Preferred has a liquidation value of $100.00 per share in liquidation of the Company, and is equal in rank to Series A Preferred.

               The Company has the right to redeem the Series F shares upon not less than thirty (30) days written notice at $100.00 per share plus accrued dividends.

               SERIES G CONVERTIBLE PREFERRED STOCK

               The Company's Board of Directors has designated 1,000,000 shares of its Preferred Stock as Series G Convertible Preferred Stock, $.001 par value per share, of which no shares are issued and outstanding as of December 31, 1999 and 1998. Holders of shares of Series G Convertible Preferred Stock (the "Series G Preferred") are entitled to annual dividends of $.18 per share, payable semi-annually.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               Each share of Series G Preferred is convertible at the option of its holder into 2 shares of common stock. Conversion features will be adjusted in the event of any stock splits, dividends on common stock payable in common stock or similar events. Series G Preferred has a liquidation value of $2.20 per share in liquidation of the Company and is senior in rank to all other stock of the Company.

               The Company has the right to redeem the Series G shares at $2.20 per share plus accrued dividends upon not less than thirty (30) days written notice.

20.  SUBSEQUENT EVENTS

               CHESTNUT HILL FACILITY

               On March 30, 2000, Chestnut Hill Health and Fitness Center Inc. sold its assets with a net book value of approximately $98,000 for $1 and the assumption of liabilities totaling $97,000. The assets sold consisted of all inventory, contracts, unencumbered equipment and leased equipment. The liabilities assumed by the buyer were membership contracts and other liabilities associated with the memberships. The buyer accepted responsibility for all membership contracts executed after March 15, 2000.

               REAL ESTATE HELD FOR SALE BY LAKEWOOD RETREAT, INC.

               On July 19, 2000, the Company entered into an agreement for the sale of the real estate assets of Lakewood Retreat, Inc.

               It is  contemplated  that the  proceeds  from  this  sale will be
               utilized  to  satisfy   both  the  Unicorn  and   Camplese   debt
               obligations. (see Notes 6, 9(U) and 9(V))

               REAL ESTATE HELD FOR SALE - KIRKBRIDE CENTER

               On August 24, 2000, the Company entered into a contract for the sale of approximately 4.7 acres of land contiguous to the Kirkbride Center. Consideration for this parcel is approximately $2.2 million.

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


               DEBT FORBEARANCE - ELLIOTT KREMMS

               On June 30, 2000, the Company entered into a settlement agreement due to defaults under a previously negotiated lease separation agreement. (see Note 9(w)) The terms of the settlement call for immediate payment of $5,000 with monthly payments of approximately $6,500 for the following thirty months.

21.  (UAUDITED) FOURTH QUARTER ADJUSTMENTS

               As of December 31, 1999, the Company recorded certain adjustments which increased net loss. These adjustments predominantly related to accounts receivable reserves and fixed asset write downs (see
               Note 2) are summarized below:

                                            Net Income
                                             (Decrease)
                                          (in Thousands)
               ------------------------------------------
               Receivable reserves        $       (1,250)
               Impaired asset write down            (930)
               Other, net                           (581)
               ------------------------------------------


                                          $       (2,761)
               ==========================================

               In addition to these adjustments, other adjustments were required to properly reflect certain transactions in the first three quarters of fiscal 1999. The Company plans to restate its Form 10-QSB filings in the near future to reflect these adjustments. The adjusted net loss amounts, by quarter, are reflected below:

               Fiscal 1999  As originally
               Quarter         reported      Adjustments      As Adjusted
                            (in Thousands)  (in Thousands)   (in Thousands)
               ----------------------------------------------------------------
               First        $      (1,660)  $         (372)  $          (2,032)
               Second       $        (768)  $         (359)  $          (1,127)
               Third        $        (369)  $         (665)  $          (1,034)

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


22.  FINANCIAL STATEMENT RESTATEMENT

               In connection with the preparation of the December 31, 1999 financial statements, the Company discovered that the financial statements for the years ended December 31, 1998 and December 31, 1997 had not accounted for and reflected certain transactions and events in accordance with generally accepted accounting principles. It was determined that a restatement of the financial statements was necessary and appropriate due primarily to the following items:


                              Year ended       Year ended      Prior to
                             December 31,     December 31,     January 1,
                                 1998            1997            l997
                            ----------------------------------------------

Capitalization of certain
  operating expenses        $    (830,516)  $  (1,237,500)  $           -

Unrecorded charges
  associated with the
  issuance of options and
  warrants in connection
  with debt, forbearance
  and services provided
  by nonemployees                (463,983)     (1,011,499)     (3,225,751)

Overaccrual of amounts due

  Medicare                        478,387               -               -

Interest expense                  287,594           5,041          (4,285)

Nonrecording of
  impairment of
  intangible assets              (752,479)       (225,000)              -

Other                              32,048        (436,193)       (288,000)
                            ----------------------------------------------


                            $  (1,248,949)  $  (2,905,151)  $  (3,518,036)
                            ==============================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

               The  financial   statements   below  represent  the  balances  as
               previously filed and as restated to give effect to those items noted above, as well as, other less significant adjustments.


                                 BALANCE SHEET

ASSETS
                                        December 31, 1998
                                    ----------------------------
                                   As Previously
                                     Reported     As Restated
----------------------------------------------------------------

CURRENT ASSETS
  Cash                              $      115,242  $    115,242
  Accounts receivable, net               4,411,418     4,356,935
  Prepaid and other current assets         175,659       175,659
----------------------------------------------------------------


TOTAL CURRENT ASSETS                     4,702,319     4,647,836
----------------------------------------------------------------


REAL ESTATE HELD FOR SALE                1,100,000     1,100,000
----------------------------------------------------------------


CONTRACT RIGHTS, net                       265,300       517,620
----------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT, net      14,151,787    12,367,076
----------------------------------------------------------------


OTHER ASSETS
  Goodwill, net                          1,705,231     1,780,361
  Deferred finance costs, net              443,172       443,172
  Security deposits                         10,467        10,467
  Restricted cash                          207,041       232,041
  Other                                    609,610       897,050
----------------------------------------------------------------


TOTAL OTHER ASSETS                       2,975,521     3,363,091
----------------------------------------------------------------


TOTAL ASSETS                        $   23,194,927  $ 21,995,623
================================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


LIABILITIES  AND  STOCKHOLDERS'  (DEFICIENCY)
---------------------------------------------

                                                                   December 31, 1998
                                                             ------------------------------
                                                              As Previously
                                                                Reported       As Restated
-------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Lines of credit                                            $    4,308,703   $  4,308,703
  Current maturities of
    Long-term debt                                               16,191,983     15,365,441
    Lease termination fee payable                                    38,565              -
    Obligations under capital lease                                       -        106,814
  Accounts payable                                                3,748,882      3,761,290
  Advances, officers/stockholders                                 1,332,692      1,458,178
  Accrued expenses                                                1,851,026      2,538,108
  Payroll and payroll taxes payable                               3,048,183      3,102,509
  Due to Medicare                                                 1,692,389      1,214,003
-------------------------------------------------------------------------------------------


TOTAL CURRENT LIABILITIES                                        32,212,423     31,855,046

OBLIGATIONS UNDER CAPITAL LEASE, net of current maturities                -        308,482

LONG-TERM LIABILITIES
  Lease termination fee payable                                      93,467              -
  Long-term debt                                                  2,098,907      2,322,188
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                34,404,797     34,485,716
-------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY)
  Preferred stock                                                        17             17
  Common stock                                                       15,949         17,201
  Additional paid-in capital                                     11,086,340     17,507,701
  Accumulated (deficit)                                         (22,312,176)   (30,015,012)
-------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' (DEFICIENCY)                                (11,209,870)   (12,490,093)
-------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)             $   23,194,927   $ 21,995,623
===========================================================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                      STATEMENT OF OPERATIONS
                                      -----------------------


                                                                        Year ended
                                                                     December 31, 1998
                                                        ------------------------------------------
                                                         As Previously
                                                           Reported                   As Restated
--------------------------------------------------------------------------------------------------

REVENUE
  Patient services, net                                 $   16,457,451               $ 16,935,837
  Management services                                        1,962,803                  1,962,803
  Health and fitness center                                    450,625                    450,625
  Rental income                                              1,078,016                  1,055,788
--------------------------------------------------------------------------------------------------


TOTAL NET REVENUE                                           19,948,895                 20,405,053
--------------------------------------------------------------------------------------------------


DIRECT COSTS
  Patient services                                           8,884,360                  8,884,360
  Management services                                          842,438                    842,438
  Health and fitness center                                    278,774                    274,201
--------------------------------------------------------------------------------------------------


TOTAL DIRECT COSTS                                          10,005,572                 10,000,999
--------------------------------------------------------------------------------------------------


GROSS MARGIN                                                 9,943,323                 10,404,054
--------------------------------------------------------------------------------------------------


OPERATING EXPENSES
  Salaries and employee benefits                             3,552,430                  3,712,425
  Selling and administrative                                 6,994,583                  7,933,072
  Amortization                                               2,423,054                  2,200,610
  Depreciation                                                 482,360                    580,066
  Provision for bad debts                                    2,147,140                  2,147,140
  Impaired asset write down                                    369,380                  1,121,859
--------------------------------------------------------------------------------------------------


TOTAL OPERATING EXPENSES                                    15,968,947                 17,695,172
--------------------------------------------------------------------------------------------------


(LOSS) FROM OPERATIONS                                      (6,025,624)                (7,291,118)

INTEREST EXPENSE                                             2,913,420                  2,896,875
--------------------------------------------------------------------------------------------------


NET (LOSS)                                              $   (8,939,044)           $   (10,187,993)
==================================================================================================


(LOSS) PER SHARE OF COMMON STOCK (BASIC AND DILUTED)    $         (.65)           $          (.64)
==================================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING USED IN COMPUTING LOSS PER SHARE (BASIC
  AND DILUTED)                                              13,758,587                 15,943,179
==================================================================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                  BALANCE SHEET
                                  -------------


ASSETS

                                          December 31, 1997
                                    ----------------------------
                                    As Previously
                                       Reported     As Restated
----------------------------------------------------------------

CURRENT ASSETS
  Cash                              $      304,267  $    304,268
  Accounts receivable, net               2,575,473     2,575,475
  Prepaid and other current assets         212,367       212,367
----------------------------------------------------------------

TOTAL CURRENT ASSETS                     3,092,107     3,092,110
----------------------------------------------------------------


REAL ESTATE HELD FOR SALE                1,513,723     1,513,723
----------------------------------------------------------------


CONTRACT RIGHTS, net                       548,663       545,311
----------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT, net      10,727,385     9,532,669
----------------------------------------------------------------


OTHER ASSETS
  Goodwill, net                          1,801,155     2,561,460
  Deferred finance costs, net              305,354       305,354
  Security deposits                        108,468           466
  Restricted cash                          197,394       222,394
  Other                                    247,232       835,229
----------------------------------------------------------------


TOTAL OTHER ASSETS                       2,659,603     3,924,903
----------------------------------------------------------------


TOTAL ASSETS                        $   18,541,481  $ 18,608,716
================================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


LIABILITIES  AND  STOCKHOLDERS'  (DEFICIENCY)
---------------------------------------------

                                                        December 31, 1997
                                                  ------------------------------
                                                   As Previously
                                                     Reported       As Restated
--------------------------------------------------------------------------------

CURRENT LIABILITIES
  Lines of credit                                 $    1,582,240   $  1,582,240
  Current maturities of
    Long-term debt                                    10,203,425     10,287,621
    Lease termination fee payable                         38,565              -
    Obligations under capital lease                       71,763         69,505
  Accounts payable                                     2,275,442      2,275,443
  Advances, officers/stockholders                      1,013,428      1,474,734
  Accrued expenses                                     2,091,675      2,565,646
  Payroll and payroll taxes payable                    1,688,105      1,688,105
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                             18,964,643     19,943,294

LONG-TERM LIABILITIES
  Lease termination fee payable                           93,467              -
  Long-term debt                                       2,192,798      2,231,745
--------------------------------------------------------------------------------


TOTAL LIABILITIES                                     21,250,908     22,175,039
--------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                             1,293,271      1,293,280

COMMON STOCK HELD AS COLLATERAL                                -        150,000

STOCKHOLDERS' (DEFICIENCY)
  Preferred stock                                             26             17
  Common stock                                            12,694         13,507
  Additional paid-in capital                           9,357,714     14,803,892
  Accumulated (deficit)                              (13,373,132)   (19,827,019)
--------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' (DEFICIENCY)                      (4,002,698)    (5,009,603)
--------------------------------------------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)  $   18,541,481   $ 18,608,716
================================================================================

                                         CORECARE SYSTEMS, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                      STATEMENT OF OPERATIONS
                                      -----------------------


                                                                    Year ended
                                                                 December 31, 1997
                                                        ---------------------------------
                                                         As Previously
                                                           Reported          As Restated
-----------------------------------------------------------------------------------------

REVENUE
  Patient services, net                                 $    7,670,834      $  7,670,834
  Management services                                        1,760,075         1,760,075
  Health and fitness center                                    521,414           521,414
  Rental income                                                512,861           512,860
-----------------------------------------------------------------------------------------


TOTAL NET REVENUE                                           10,465,184        10,465,183
-----------------------------------------------------------------------------------------


DIRECT COSTS
  Patient services                                           4,753,042         4,892,620
  Management services                                          254,269           242,662
  Health and fitness center                                    304,055           309,584
-----------------------------------------------------------------------------------------


TOTAL DIRECT COSTS                                           5,311,366         5,444,866
-----------------------------------------------------------------------------------------


GROSS MARGIN                                                 5,153,818         5,020,317
-----------------------------------------------------------------------------------------


OPERATING EXPENSES
  Salaries and employee benefits                             2,716,304         2,709,879
  Selling and administrative                                 3,730,504         5,207,389
  Amortization                                                 677,067           773,887
  Depreciation                                                 279,546           483,342
  Provision for bad debts                                      590,656           590,656
  Impaired asset write down                                          -           225,000
-----------------------------------------------------------------------------------------


TOTAL OPERATING EXPENSES                                     7,994,077         9,990,153
-----------------------------------------------------------------------------------------


(LOSS) FROM OPERATIONS                                      (2,840,259)       (4,969,836)
-----------------------------------------------------------------------------------------


NONOPERATING EXPENSES
  Interest expense                                           1,844,284         2,619,858
  Factor fees                                                  281,533           281,533
-----------------------------------------------------------------------------------------


TOTAL NONOPERATING EXPENSES                                  2,125,817         2,901,391
-----------------------------------------------------------------------------------------


NET (LOSS)                                              $   (4,966,076)  $    (7,871,227)
=========================================================================================


(LOSS) PER SHARE OF COMMON STOCK (BASIC AND DILUTED)    $         (.44)  $          (.69)
=========================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING USED IN COMPUTING LOSS PER SHARE (BASIC
  AND DILUTED)                                              11,326,617        11,473,740
=========================================================================================