Form 10KSB
period 2005-06-30
CORECARE SYSTEMS INC
filed 2007-01-29
CIK 1067937

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission File No. 0-24807

CORECARE SYSTEMS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	23-2840367
(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

111 N. 49th Street
Philadelphia, PA 19139
(Address of principal executive offices)

215/471-2358
(Issuer’s telephone number)

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

Yes  [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [ ]  No [X]

The issuer’s revenues from continuing operations for its most recent fiscal year were $23,406,643.

The aggregate market value of the common equity held by non-affiliates based on the closing sale price of Common stock as of June 30, 2005 was $4,312,548.

The number of shares outstanding of each class of the issuer’s common equity, as of June 30, 2005 was as follows: Common Stock - 20,535,941 shares.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]

CORECARE SYSTEMS, INC.
FORM 10-KSB

Cautionary Statement Concerning Forward-Looking Statements

This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	Implementing aspects of our business plans; and

•	Financing goals and plans;

These and other forward-looking statements are primarily in the sections entitled "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1 - Description of Business." Generally, you can identify these statements because they use phrases like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 - Description of Business and Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations. We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing and other statements made from time to time from us or our representatives might not occur. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

Business Development and Background:

CoreCare Systems, Inc. (the “Company”) is a regional health care facility providing behavioral health services, clinical drug research, food services and real estate leasing, incorporated in the state of Delaware and operating in University City, Philadelphia, Pa. The Company's headquarters is located at 111 N. 49th Street, Philadelphia, PA 19139. Its telephone number at this location is (215) 471-2358.

The Company conducts all of its operations through its subsidiary corporations. Unless the context indicates otherwise, the terms “Company”, “ours”, “its” and “we” when used herein shall include the Company and the Company's subsidiaries, CoreCare Behavioral Health Management, Inc. d/b/a/ Kirkbride Center (the “Kirkbride Center”), Westmeade Healthcare, Inc. d/b/a The Blackwell Center for Adolescent Treatment (the “Blackwell Center”), CoreCare Food Services, Inc. (“Food Services”), Kirkbride Realty Corporation d/b/a The Blackwell Human Services Campus (as of July 7, 2004) (“KirkBride Realty”), Quantum Managed Mental Health, Inc. d/b/a Quantum Clinical Services Group (“Quantum”), and CoreCare Realty Corporation.

The last 10-KSB filed by the Company was for the year ended December 31, 1999, filed on October 31, 2000. Due to cash flow difficulties affecting the Company’s ability to produce timely reporting no further 10-KSB’s or 10-Q’s were filed. Several 8-K’s however were filed as attached hereto in Exhibits. Because of financial difficulties, various judgments and liens were filed against our major real estate asset which hindered our ability to refinance our mortgage. Given the mortgage holder’s non-response to our request for extension of its expiring mortgage the Board of Directors decided that our major operating subsidiaries should file for bankruptcy to protect the equity in the real estate. In 1997 when the Kirkbride property was purchased, the property had received an independent appraisal of $11,700,000 which by February 2002 had increased in value to $23,500,000. The property’s value at the time of bankruptcy exceeded its mortgage debt of $13,763,000.

Thus on May 6, 2002, our major subsidiaries, CoreCare Behavioral Health Management, Inc. d/b/a Kirkbride Center and CoreCare Realty Corporation filed for protection from creditors pursuant to Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Proceedings”). After 25 months in bankruptcy, on July 7, 2004, the United States Bankruptcy Court for the Eastern District of Pennsylvania, approved the reorganization plan of the Kirkbride Center and CoreCare Realty Corporation (the “Reorganization Plan”). CoreCare Behavioral health Management, Inc., operating as the Kirkbride Center, operates the behavioral health division of the Company and held title to the real estate until July 7, 2004. CoreCare Realty Corporation operated the real estate division of the Company and leased space to all third party tenants until July 7, 2004. Other Company operating subsidiaries including the Blackwell Center, Quantum, and the parent company, CoreCare Systems, Inc. did not file bankruptcy.

As part of the Kirkbride Center’s Reorganization Plan the ownership of the real estate was transferred to Kirkbride Realty, a newly formed subsidiary of CoreCare Systems, Inc. on July 7, 2004. At that time the Kirkbride Center became a tenant of Kirkbride Realty. Also on July 7, 2004 CoreCare Realty Corporation transferred ownership of its third party leases to Kirkbride Realty and became inactive.

During the course of the bankruptcy, in December 2003, the mortgage holder, WRH Mortgage, Inc. of St. Petersburg Florida sold the Kirkbride Center mortgage to Kirkbride Holdings, LLC, which is not affiliated with the Company. At that time WRH Mortgage, Inc., dropped its lawsuit against us and our officers. The Reorganization Plan reset the term of the mortgage to July 7, 2007. Additionally, Kirkbride Holdings, LLC increased the sum of the first mortgage from $13,763,000 to $14,025,000 (Tranche A) which was expanded to include $1,250,000 (Tranche B) for distribution to the IRS and State Taxing Authorities in July 2004. This additional financing was secured by the accounts receivables of the Hospital.

The new mortgage holder, Kirkbride Holdings LLC is a division of Allied Partners of New York. Kirkbride Holdings, LLC maintains first mortgage rights in the amount of $14,538,884 as of June 30, 2005 on the Kirkbride Center property which includes an assignment of rents agreement and certain accounts receivable. The Company continues to actively pursue parties interested in entering into a long term mortgage agreement that would extend beyond the July 2007 mortgage termination date. As part of the Kirkbride Holdings, LLC mortgage agreement, Kirkbride Realty was established to control our real estate operations. All leases and real estate agreements have been assigned from CoreCare Realty Corporation to Kirkbride Realty. However, this transfer of ownership of real estate did not release Kirkbride Center of any of the liability for the mortgage. On July 7, 2004 when the mortgage was re-documented CoreCare Systems, Inc and all its other operating subsidiaries became co-borrowers of the mortgage. The mortgage structure prohibits the future bankruptcy of Kirkbride Realty if the first mortgage is not refinanced before its expiration.

Despite the operational stress caused by the bankruptcy, we were able to maintain our behavioral services market share while growing our hospital services, real estate revenue and developing a food service revenue center. As of June 30, 2005 we maintained a 137 bed Drug and Alcohol Rehabilitation Program including a 7 bed detoxification unit. The Drug and Alcohol Rehabilitation Program has consistently maintained strong patient census operating in excess of 90% occupancy. Management continues to monitor the market in an effort to determine the proper time to request an increase of the licensed bed count.

The Psychiatric Unit is licensed for 74 psychiatric beds. Due however to an emergency lease with Travelers Aid on December 2002 to house approximately 200 homeless families, we operated only one psychiatric dual-diagnosis unit with a 25 bed capacity until May 2004. Once other space could be renovated for Travelers Aid, the hospital operating capacity increased. In response to increased market demand, 24 additional psychiatric beds for a general psychiatry program were put into operation in May 2004 increasing the total psychiatric bed count to 49. The opening of a geriatric psychiatric unit occurred in December 2004 to respond to favorable reimbursement changes in Medicare payments for independent psychiatric hospitals.

The Blackwell Center, a residential adolescent treatment program, continues to operate at the Kirkbride Center in Philadelphia. The Blackwell Center program is licensed for 32 residential beds. While the Company was able to maintain stability throughout the bankruptcy period, immediately post emergence Blackwell encountered deficiencies caused by staff turnover. These problems resulted in our being issued a Provisional State License for the Blackwell center, rather than a standard license, in September 2004. On October 1, 2004 the program was re-inspected but due to normal licensure procedures the standard license, while in effect, was not issued until January 2005. During this period, the Blackwell Center’s primary referral source, Philadelphia’ Department of Health and Human Services dramatically reduced its referrals to the program, leading to a negative spiral in the census through the fiscal year end June 30, 2005. Management struggled with several re-engineering efforts to recapture its historical market leading to the outsourcing of the program’s clinical management in November 2005. Census data for all clinical programs offered by the Company is presented herein.

In August of 2003, a new subsidiary was formed named CoreCare Food Services, Inc. The preparation and delivery of food to the tenants of the Kirkbride Center was initiated by the food service contract with the City of Philadelphia due to the Travelers Aid lease for a homeless family shelter. Food service continues to be a viable profit center for the Company. Food service availability to the residential programs operated by third party tenants converted the dietary department from a cost center to a revenue center. As we attract third party tenants with residential services we are able to increase both tenant revenue and its food service revenue.

We have maintained an active real estate division through our wholly-owned subsidiary Kirkbride Realty. Other than the behavioral services which occupied 53% of leaseable space, Travelers Aid Philadelphia is the largest tenant and continues to lease approximately 46,000 square feet of space at the Kirkbride Center. We have been able to relocate the Travelers Aid homeless programs from its two acute hospital units to contiguous space on the garden level of the North and Lawler Buildings. This space relocation has resulted in positive results for both companies. Travelers Aid has been able to consolidate their programs on one floor, while gaining more rental space with less supervision costs. We have maintained and added to rental income and reclaimed the North Building hospital space for expansion of clinical programs. As Travelers Aid increases its shelter capacity we benefit from growth in its food service revenue as well. The other significant tenant, Baptist Children Services became a tenant in August 2003 leasing 24,000 square feet for an adolescent group home and shelter in the Lawler Building. Food Services also provides food service to this tenant as well. The Consortium, a City mental health base service unit, signed a lease for approximately 7,000 square feet in September 2003.

Additionally we continued to develop our clinical trials activity during the bankruptcy period. We have an experienced clinical trial team and, during the periods covered by this report, were implementing study protocols for major pharmaceutical companies. Subsequent to the period covered by this report, however we changed our strategy in this sector and executed an agreement whereby we provide beds and other space in our facility for an unrelated company to conduct these studies. At that time, Quantum ceased active operations.

Business of the Issuer:

We have four primary lines of business which are:

I.	Behavioral Health Services
II.	Leasing office space at the Kirkbride Center to third parties
III.	Food Services
IV.	Clinical Trial Services for Central Nervous System Disorders (discontinued after the period covered by this report}.

We operate our business through five (5) wholly owned subsidiaries including the following:

•	CoreCare Behavioral Health Management, Inc. d/b/a/ Kirkbride Center
•	Westmeade Healthcare, Inc. d/b/a The Blackwell Center for Adolescent Treatment
•	CoreCare Food Services, Inc.
•	Kirkbride Realty Corporation d/b/a The Blackwell Human Services Campus (as of July 7, 2004)
•	Quantum Clinical Services Group (Discontinued in August, 2006)
•	CoreCare Realty Corporation (inactive as of July 7, 2004)

All of our subsidiaries are located and operate at The Blackwell Human Services Campus, 111 North 49th Street, Philadelphia, Pa 19139.

I. Behavioral Health Services

1.	Description

We have undertaken a development campaign to create a behavioral health care campus which will provide a diverse continuum of services care to patients of our major payor who controls the Managed Medical Assistance patients in Philadelphia County. Our service spectrum primarily reflects the needs of our major payor, Community Behavioral Health, which is controlled by the City of Philadelphia. To this end, given the heroin epidemic in the City of Philadelphia, Kirkbride Center, (sometimes referred to as the Hospital), has shifted its service mix over time away from acute inpatient psychiatric services toward increasing its concentration in non-hospital drug & alcohol rehabilitation services to address these needs. In November 2001, we further diversified our service mix on the Blackwell Human Services Campus by relocating The Blackwell Center, an adolescent residential treatment program, from Bucks County to the Blackwell Human Services Campus.

The healthcare industry today is increasingly affected by Managed Care companies, i.e., companies that contract with the healthcare providers to provide services and products to the Managed Care companies' subscribers. Generally, Managed Care companies seek to contract products and services at a cost below the provider's customary fee schedule in exchange for the access to the larger patient-base which these organizations control. Health maintenance organizations ("HMOs") customarily pay each provider on a fee-for-service basis, usually at a lower rate than the provider would otherwise charge. The rates are negotiated per each individual contract and will vary by the different levels of service. With increasing frequency, HMOs may contract with providers on a "capitated" or "case rate" basis. Capitation means that the provider is paid a periodic fee based on the number of subscribers eligible to use that provider's services, without regard initially to the level of use. Case rate means that each provider is paid a set amount for each inpatient episode. We currently do not have any case rate contracts or capitated contracts.

Contracts that the Kirkbride Center and the Blackwell Center have permit them to seek payment for treatment of the patients who are subscribers or insureds of the payor companies, but do not ensure that the potential patients covered by these payors who seek behavioral health care will become patients of the Kirkbride Center or the Blackwell Center.

Management believes that Managed Care has been a catalyst for the consolidation of individual and small group health care providers into corporate delivery systems. Managed Care companies prefer to contract with multi-service providers who, with one call, can provide a variety of services to multiple patients. In addition, integration of services helps assure better clinical continuity, greater cost efficiency, greater protection of patient and insurer if a level of care needs to be upgraded for patient safety. We believe we are positioned to benefit from this trend in defined geographical and service areas. We have responded to the cost-effectiveness demands of Managed Care by:

•	Creating a critical mass of services in a defined geographic area;

•	Structuring services with clinical continuity such that clinicians follow patients through service levels;

•	Focusing service development on chronic recidivist patients with a syndrome of complex clinical issues; and

•	Continual improvement in the computerization of key administrative, financial, and clinical management functions.

The key to clinical success in a managed care environment is the ability of a healthcare provider to establish a good clinical outcome in a time-limited episode of care. To effect this, we are committed to a bio-psychiatric approach to treatment relying on the appropriate use of psychopharmacology. State of the art behavioral treatment changes with each new drug discovery, therefore, we are committed to conducting clinical research drug trials on central nervous system drugs through our activities in Quantum on both an inpatient and outpatient basis.

2. Principal products and services:

During the fiscal years 2004 and 2005 our services provided and business activities fall within the following three categories: (A) Acute Psychiatric Inpatient Hospitalization; (B) Drug and Alcohol Rehabilitation Services and (C) Adolescent Residential Treatment Services.

A. Acute Psychiatric Inpatient Hospitalization

Description

The Kirkbride Center is our largest subsidiary. The Kirkbride Center, formerly known as the CareGroup of America, Inc., was acquired by the Company on March 24, 1995, at which time, it was a management services organization.

On February 26, 1997, the Kirkbride Center acquired the assets and selected licenses of the Institute of Pennsylvania Hospital for $4.5 million. The Kirkbride Center consists of five (5) buildings totaling 422,800 square feet on a 21-acre site comprising an entire city block bounded by Market Street, Haverford Avenue, and 48th and 49th Streets in Philadelphia, Pennsylvania. The Kirkbride Center provides behavioral health care in a freestanding hospital setting supported by a full continuum of step-down services. In July 2004, pursuant to the Reorganization Plan, the Kirkbride Center’s real estate holdings were transferred to its newly formed sister corporation, Kirkbride Realty Corporation, Inc.

 We maintain an acute inpatient hospitalization Psychiatric Unit with full licensure for 74 psychiatric beds. We operated one psychiatric unit with a bed capacity of 25 for our dual-diagnosis program until May 2004. At that time we were able to relocate our major tenant to reclaim operating space, and therefore, with an anticipated increase in market demand, 24 additional psychiatric beds were put back into operation for a general psychiatry program bringing the total psychiatric bed count to 49. In December 2004, we opened a 25 bed Geriatric Psychiatric unit to respond to favorable changes in Medicare reimbursement for freestanding psychiatric hospitals. The Kirkbride Center utilized all the beds permitted under the 74 bed psychiatric license.

Of the 74 licensed beds at the Kirkbride Center, 25 beds hold dual licensure from both the Pennsylvania Department of Public Welfare and the Pennsylvania Department of Health to treat clients with co-occurring psychiatric and substance abuse disorders. The program services adults over the age of 18 offering group, individual, family or multi-family group therapy, psycho-educational services as well as methadone treatment.

Market

The Acute Psychiatric Inpatient market includes West and North Philadelphia. A total of 75% of discharges in 2004 came from Philadelphia County compared to 92% in 2005. While certified for Medicare and Medicaid recipients, the facility’s primary payor is Community Behavioral Health, a non-profit community-based managed care organization.

Effective February 1, 1997, each county in Pennsylvania assumed responsibility for managing its own medical assistance population under a state initiative called Health Choices. Philadelphia County, which has a Medicaid population of approximately 450,000 participants, has assigned the behavioral healthcare management of these individuals to Community Behavioral Health. The Kirkbride Center is located in the heart of Philadelphia’s Medicaid population, which is now controlled by Community Behavioral Health. We anticipate that Community Behavioral Health will continue to represent the predominant payor of services at the Kirkbride Center. With the establishment of its geriatric unit the Kirkbride Center has seen a decrease in Community Behavioral Health payor mix from 53% in June 30, 2004 to 48% in June 30, 2005 due to increased Medicare activity.

B. The Drug and Alcohol Rehabilitation Services

Description

We operate a non-hospital residential Drug and Alcohol Rehabilitation Program that holds licensure from the Pennsylvania Department of Drug and Alcohol Programs (DDAP) for 137 beds. The goal of the treatment program is to help each patient develop a sense of dignity and self-respect and to encourage a healthy, substance free lifestyle. Currently, the program’s 137 bed license includes a 7 bed medically monitored detoxification unit. We have petitioned DDAP to increase the detoxification unit by 7 beds for a total of 14 beds. This request was still pending at the end of fiscal year 2005. The program serves an adult residential population between the ages of 18 and 60. We utilize Methadone for maintenance and detoxification of the opiate dependent population.

Two separate and distinct levels of care are offered in the Drug and Alcohol Rehabilitation Program. The first is a medically monitored detoxification unit (Level 3A) with an average length of stay for each patient of approximately 3 to 5 days. The objective of this unit is to stabilize and assess each patient and determine the appropriate level of care. A therapeutic milieu is provided in an open setting that provides chemical aversion therapy as indicated through established medical protocols, group and didactic therapies to enhance the individual’s ability to embrace personal recovery. The goal of the detoxification process is to support and motivate the patient to complete the entire treatment process that follows his detoxification.

The second service offered is a short-term rehabilitation intervention (Level 3B) with an average length of stay of approximately 28 to 30 days. Through the use of a multidisciplinary team, an individualized patient treatment plan is developed with the patient to engage all available social support systems, aversion therapy, mental health support (as indicated), education programs and various therapeutic modalities to bring about an improved level of function.

Within the Drug and Alcohol Rehabilitation Program there are three different programs including:

•	Drug-Free Treatment Program
•	Two Gender Specific Methadone Treatment Programs and
•	Dual Diagnosis Program

Each program focuses on a specific profile of the patient and tailors the treatment content to the specific needs of that group.

Market

The Drug and Alcohol Rehabilitation Program serves West and North Philadelphia. 76% of discharges in 2004 came from Philadelphia County compared to 85% in 2005. The program’s primary payor, Community Behavioral Health, represented 94% of the program’s payor mix as of June 30, 2004 and 85% as of June 30, 2005. This shift in mix reflects increasing utilization by Magellan Behavioral Health which serves suburban residents.

C. The Blackwell Center Adolescent Residential Treatment Services (The Blackwell Center)

Description

The Blackwell Center was established to provide residential psychotherapeutic services to adolescents, ages 13 to 17, who are ambulatory and medically stable. The program, which operates 24 hours each day, offers intensive clinical treatment in a less restrictive residential setting while providing participation in an on-site educational program. The length of stay is approximately one year but may vary depending on the focus of treatment. These adolescents typically have mental health disorders as well as extreme behavior problems that have lead to interactions with the criminal or family court systems. Treatment is often mandated by the courts as an alternative to a youth detention center. Our goal is to enhance life skills and behavior management while reducing the barriers that prevent the patient from reintegrating into their family unit successfully.

The Blackwell Center provides a care alternative to acute inpatient psychiatric treatment. The Blackwell Center is also utilized as a step-down unit for those persons who still require 24-hour supervision but have benefited from hospitalization to the degree that a less restrictive setting can now meet their therapeutic needs.

Each patient’s unique strengths and weaknesses are assessed by a multi-disciplinary treatment team and as a result an individualized treatment plan is developed including an individualized educational program with the school staff. As part of the treatment planning process, objectives are established which are addressed through individual, group and family therapy focusing on impulse control, medication education, coping skills, etc.

The Blackwell Center’s patients suffer from a variety of psychiatric disorders including depression, bi-polar illness and anxiety disorders. The Blackwell Center’s core psychiatric programs are designed to accomplish stabilization of symptoms through an integration of clinical, educational, recreational and life skills development interventions by therapists, teachers, probation officers and family members.

Market

In November 2001, we relocated the Blackwell Center from Bucks County to the Blackwell Human Services Campus. This relocation shifted the program’s marketing focus to Philadelphia with its primary market areas being North and West Philadelphia. A total of 60% of discharges in 2004 came from Philadelphia County compared to 95% in 2005. Community Behavioral Health represented 75% of the program’s payor mix in 2004 and 85% in 2005.

3. Marketing and Referral Sources

We obtain patients primarily through referrals from physicians, hospitals, community based health care organizations, Managed Care plans and other third party payors. Therefore, the focus of our sales and marketing programs is direct marketing to physicians, hospitals, other health care institutions and third party payors. Our marketing focus is local, concentrating on establishing relationships with he local referral sources especially the Crisis Response Centers in Philadelphia County, which serves as behavioral health emergency centers.

Other specific referral sources include case managers, crisis workers, hospital emergency rooms, evaluation centers, private practitioners, clinics, etc. that have direct patient contact and a need or obligation to place the patient in a treatment setting. A referral source usually has a range of options of the best placement for a patient and weighs several factors including proximity to the patient, cost, appropriateness of service and responsiveness of provider.

Both payors and referral sources increasingly demonstrate a preference for providers which offer systems of care at various levels. Integration of services helps assure better clinical continuity of services and greater cost efficiency. In addition, Managed Care companies and other payors are continually trying to reduce the number of vendors with whom they must contract. We believe, therefore, that achieving a critical density of services in a defined geographical area, establishing and maintaining personal relationships with referral sources, a continued focus on quality, and increasing economies of scale all are important keys to its ability to compete effectively with smaller local competitors which may not offer a full range of services, as well as larger national providers which may not provide a full spectrum of integrated clinical services in the our market area.

We market our services to all types of payors, including insurance companies and Managed Care companies, but we primarily market to Managed Care companies on a negotiated fee basis.

4. Services Development

Our business strategy is to develop a continuum of integrated services which respond to niche market demand locally. Because of the uniqueness of our physical plant and the cost burden of vacant space, our management has sectored our property (adult vs. adolescent populations) to provide for mixed uses in a reasonable manner. Given our location in the highest density area for Medical Assistance, we have shaped our programs to the needs of the local residents in our immediate community.

Development of services at secondary locations or through acquisition has not been possible due to our limited working capital. Management is pursuing debt refinancing and potential sale of selected assets to improve working capital for development.

5. Competition

There is intense competition among providers in our existing markets. The behavioral health care industry, in general, is undergoing consolidation, and we will face intense competition in seeking to increase our market share. Many of our current and potential competitors have significantly greater financial and other resources than will be available to us. In addition, our national competitors benefit from contracting with Managed Care companies which themselves operate in more than one region and benefit from volume purchasing and name recognition.

Our management believes that our location and density of services provide a community oriented integrated continuum which meet our major payor’s needs. Additionally, our specialty services in treating adolescent, geriatric, dual-diagnosis and methadone patients provide services not readily available at other provider sites.

6. Customers

The largest payor for both the Kirkbride Center and the Blackwell Center is Community Behavioral Health (“CBH”), which contributed 86% of all patients for these programs during the year ended June 30, 2004 and 76% during the year ended June 30, 2005. CBH is a non-profit corporation sponsored by the City Of Philadelphia which acts as a managed care organization to provide behavioral health coverage for Philadelphia residents eligible for Medicaid. Magellan Behavioral Health contributed 3% of all patients for these programs during the year ended June 30, 2004 and 7% during the year ended June 30, 2005. Medicare contributed 1% of all patients for these programs during the year ended June 30, 2004 and 6% during the year ended June 30, 2005 primarily due to the opening of a gero-psychiatric program in December 2004.

For the year ended June 30, 2005, our inpatient payor mix was as follows:

	Adolescent	Hospital	Drug & Alcohol
	Services	Services	Services

Medicare	0%	26%	0%
Medicaid and Medicaid Pending	3%	17%	0%
CBH, and Managed Care	94%	53%	93%
Other	3%	4%	7%

We anticipate that in the future, the percentage of revenues derived from traditional Medicare and Medicaid will decrease, and the percentage of revenues derived from Managed Care arrangements will increase which is consistent with general health care industry trends,

During the periods covered by this report, Quantum provided services as a subcontractor to clinical research companies hired by pharmaceutical companies whose drugs are tested at facilities such as the Kirkbride Center. Quantum paid an inpatient rate equal to our Community Behavioral Health rate to utilize the Kirkbride Center’s beds for its clinical drug trials. Quantum began generating revenue in 1999. Subsequent to the period covered by this report, however we changed our strategy in this sector and executed an agreement whereby we provide beds and other space in our facility for an unrelated company to conduct these studies. At that time, Quantum ceased active operations. The independent company pays an inpatient rate of $425 per patient day which is equivalent to the KirkBride Center’s Community Behavioral Health rate adjusted for services directly performed by the independent company’s staff.

7. Governmental Approvals

We do not have any patents or trademarks that are material to our operations. Various licenses are required for the operation of the Kirkbride Center and the Blackwell Centers, and other company operations.

The Kirkbride Center is licensed by the Department of Public Welfare, Office of Mental Health, for the Commonwealth of Pennsylvania for Inpatient Private Psychiatric Hospital, and by the Pennsylvania Department of Health as a drug and alcohol rehabilitation center or 137 beds, 7 of which are restricted for detox services. Additionally 25 of the hospital’s 74 inpatient psychiatric beds hold dual licenses with both Departments.

The Blackwell Center is licensed for 32 beds by the Pennsylvania Department of Public Welfare, Office of Children, Youth and Families, as a Residential Treatment Facility for Children and Adolescents.

The Kirkbride Center and Blackwell Center operate with a Certificate of Accreditation from the Joint Commission on the Accreditation of Health-Care Facilities (JCAHO). Both centers received a three-year accreditation in October 2005.

8. Governmental Regulations

Health care is an area of extensive federal, state and local regulation. Changes in the law or new interpretations of existing laws can have a dramatic effect on methods of doing business, costs of doing business and amounts of reimbursement by government and private third party payors. The health care industry is subject to state laws governing certification, professional licensure, certificate of need requirements and physician and other health care provider self-referrals. In addition, state regulation of Medicaid reimbursement directly impacts the profitability of servicing Medicaid patients. Federal regulations covering fraud and abuse, and arrangements among health care providers that may be deemed under Medicare/Medicaid regulations as fraud and abuse or self-referral arrangements, can limit the ways in which the Company conducts business. No assurance can be given that federal and state regulations, administrative actions pursuant to such regulations, or changes in such regulations will not adversely affect our business.

In addition, numerous federal legislative proposals have been initiated which contemplate significant changes in the availability, delivery, pricing and payment for health medical products and services. Various states also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict the exact manner and the extent to which we will be affected by the passage of health care "reform" measures or other legislative or administrative initiatives, it is virtually certain that health care delivery, reimbursement of health care costs, and virtually every other aspect of the health care industry will be the subject of legislative and administrative initiatives in the future. It is likely that we will be affected in some fashion by any new legislative and administrative measures, which are adopted, and such effects could be material and adverse to our business.

Most states have laws, regulations and professional licensing board legal doctrines which prohibit the employment of physicians by corporations other than professional corporations with all stockholders being licensed persons. Certain states have legislation or regulations, or rulings or opinions of courts or state officials, suggesting that other health care professionals may not lawfully provide services as employees of business corporations. To the extent that such restrictions are or become applicable to our operations, we must structure our operations to be in compliance with such provisions. There is no assurance, however, that we will develop a satisfactory structure to deal with all such restrictions.

II. Real Estate Leasing Activities

We have been developing and marketing space at the Kirkbride Center creating a community of complementary tenants that further enhance the value of the property. Additionally, the property has approximately 5 acres of excess land suitable for sale or lease. As of June 30, 2005, approximately 53% of the space at the Kirkbride Center was leased or occupied by our operations, consistent with our position at June 30, 2004.

Historically the property at 49th and Market Streets, Philadelphia, Pa., was acquired in 1997 by the Kirkbride Center. As a result of Kirkbride Center’s bankruptcy, the reorganization plan called for the separation of the real estate and buildings from the healthcare operations. On July 7, 2004, in accordance with the Reorganization Plan ownership of the property was transferred from Kirkbride Center to a newly formed sister corporation, Kirkbride Realty. At that time, the Kirkbride Center became a tenant. Simultaneously, all third party tenant leases owned by CoreCare Realty Corporation were assigned to Kirkbride Realty and CoreCare Realty Corporation became inactive.

Kirkbride Realty is responsible for the real estate development and leasing of space at the Kirkbride Center. Kirkbride Realty has seen growth of 8.4% in third party tenant revenue for the year ended June 30, 2005 and compared to 2004. Of leaseable space Kirkbride had 7.4% vacant space as of June 30, 2004 and 7.4% as of June 30, 2005. Our entities occupied 198,213 square feet or 53% of space. Demand for space continues to be strong, with the costs of rehabilitation of the remaining vacant space being the only limiting factor.

New leases signed during the year ended June 30, 2004 were:

•	Market Street Constructors - two and one half year lease of 1,350 Sq. Ft.
•	Travelers Aid administration - three year lease of 11,530 Sq. Ft.

New leases signed during the year ended June 30, 2005 were:

•	Children’s Service - three year lease of 2,000 Sq. Ft.
•	West Philadelphia Charter School - one year lease of 3,400 Sq. Ft.

As a result of Kirkbride Center’s Reorganization Plan, Kirkbride Realty became a co-borrower on the first mortgage and a second mortgage guarantor to taxing authorities which have lien status on the property. The property’s first mortgage debt expires on July 7, 2007, thus we are seeking refinancing of this debt. Additionally we have identified 4 to 5 acres of excess land along Market Street which we have put up for sale. While we have received interest periodically, no current agreements of sale exist as of this time. We will continue to seek out prospective buyers.

Additional information on the property can be found in Item 2 below.

III. Food Services

CoreCare Food Services, Inc. is a wholly-owned subsidiary of CoreCare Systems, Inc. incorporated in Commonwealth of Pennsylvania on August 18, 2003. CoreCare Food Services, Inc. was created to recognize a shift in our Dietary Department from a cost center to a revenue center caused by the Office of Emergency Shelter and Services (OESS) Food Service contract. In November 2002, the Blackwell Center which operated our Dietary Department signed the first Office of Emergency Shelter and Services (OESS) contract with the City of Philadelphia to produce meals for residents of a City of Philadelphia family shelter operated by Travelers Aid in space leased by Travelers Aid at the Kirkbride Center. The Blackwell Center signed the Office of Emergency Shelter and Services (OESS) contract with the City of Philadelphia due to the suddenness of these events and the belief that Travelers Aid would be a short term tenant. When it became clear that Travelers Aid would be a long term tenant, CoreCare Food Services, Inc. was formed and the Office of Emergency Shelter and Services (OESS) contract was assigned to CoreCare Food Services, Inc. As the Office of Emergency Shelter and Services (OESS) contract is re-established annually, subsequent contracts were signed directly with CoreCare Food Services, Inc.

CoreCare Food Services, Inc. also provides services to the Baptist Children’s Services which leases space from Kirkbride Realty for a adolescent group home/emergency shelter for approximately 40-50 residents. This contract is however limited for dinner only. Food Services also provides meal service to our patients.

CoreCare Food Services, Inc. operates in a dedicated building on the Kirkbride Center property referred to as West Services Building. The physical plant of the food service is currently underutilized. Historically these facilities provided food service for 245 beds on this property when it was the Institute of Pennsylvania Hospital and provided food service for two other non-campus Institutions by utilizing the cook chill equipment. For fiscal year 2005, Food Services prepared 492,088 meals compared to 459,166 meals in fiscal year 2004. The 7% increase was caused by the growth of the homeless shelter and the Kirkbride Center.

For fiscal year June 30, 2005 we billed $609,086 in revenue to third party contracts as compared to $300,000 for fiscal year 2004. This increase in revenue in fiscal year 2005 reflects a full 12 months of activity as opposed to 9 months in fiscal year 2004 as well as increases in the homeless shelter census in 2005 and a new contract with the Baptist Children’s Services.

IV. Clinical Research Trial Service

The following paragraphs describe the clinical research operations conducted by Quantum Managed Mental Health, Inc. d/b/a Quantum Clinical Services Group during the periods covered by this report. Subsequent to that period, on August 29, 2006, we signed a three year clinical research service agreement with an unaffiliated company, CRI-Worldwide (CRI-WW) whereby we agreed to provide up to 24 inpatient psychiatric beds for CRI-WW activity in clinical research. In addition, we agreed to assign the space of Quantum to CRI-WW. Concurrent with this agreement, Quantum ceased operations.

1. Description

Through our wholly owned subsidiary, Quantum, we operated in the clinical research market as an independent research site. We utilized Quantum to provide investigative services for the pharmaceutical and contract research organizations in the area of psychiatric and neurological clinical trials. Quantum contracted with its related subsidiaries or other non-related third party companies to provide services in conducting clinical trials including local doctors, area nursing homes, assisted living facilities and boarding homes.

Quantum worked with 12 major pharmaceutical companies and 7 key contract research organizations. Such studies focused on a wide range of central nervous system disorders including: schizophrenia, mania, dementia, psychosis, alzheimer’s disease, depression, addiction and anxiety.

Quantum provided services in three of the four phases of drug trials involving human volunteers; which commence after the drugs have been approved for testing in humans by the FDA including:

Phase II: testing for safety and effectiveness in a small sample of afflicted patients,
Phase III: testing for safety and effectiveness in a large sample of afflicted patients for FDA approval and
Phase IV: long term monitoring tests of drugs post-FDA approval.

Quantum has been staffed with an experienced and accomplished team to perform clinical trials of psychopharmacological agents and products in these Trial Phases. These trials are to be conducted on the Kirkbride Center Campus using approximately 1,000 square feet of space for outpatient research studies and on the Kirkbride Center’s acute bed hospital floors for inpatient studies. During fiscal year June 30, 2004, Quantum signed 6 revenue producing study contracts. During fiscal year June 30, 2005, Quantum signed 10 revenue producing study contracts. These contracts included Eli Lilly, Pfizer, AstraZeneca and Sumitomo Pharmaceuticals. Many of these contracts included both inpatient psychiatric services and outpatient services. Due to the nature of the business, from time to time Quantum may sign contracts which are not revenue producing due to difficulties in recruiting patients for such studies. Revenues for clinical trials grew from $250,000 for the year ended June 30, 2004 to $369,000 for the year ended June 30, 2005.

Quantum marketed its services to United States and internationally based pharmaceutical companies that are seeking appropriate clinical trial sites for the testing of their drugs.

2. Marketing and Referral Sources

We have obtained contracts for clinical research through Contract Research Organizations (CRO’s) and Site Management Organizations (SMO’s) which are retained by Pharmaceutical and Bio-Tech Companies. We market our services to Pharmaceutical Companies, CRO’s and SMO’s. Our marketing is focused on established relationship between key staff and pharmaceutical firms and their representatives.

3. Development

Our focus is to integrate Clinical Research Trial Services into all of our behavioral services and establish a track record as a reliable, productive investigative site that performs according to protocols. We believe that the demographic composition of our behavioral customers would make it an attractive site for conducting clinical research on new drugs. We planned to leverage our relationships through our affiliations, referral sources, and Quantum’s growing patient data base which steadily increase its revenue line.

4. Competition

Clinical Research Trial Services for drug trials is a rapidly growing industry. The growth in demand for central nervous system disease has outpaced the availability of sites and investigators. We believe that demand will support many more competitors and that success will be a function of recruitment of patient volunteers and quality of performance.

Employees

As of June 30, 2005, we had 350 full-time and part-time employees. This number does not include mental health professionals (e.g., psychiatrists, psychologists, etc.) who provide services through our facilities and who may be deemed employees for federal tax and accounting purposes. The Kirkbride Center in Philadelphia, Pennsylvania is the employment location of all of our employees.

Expenditures for Research and Development

We do not incur any material expenses for research and development.

Environmental

We are not aware of any administrative or other costs that we may incur which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

ITEM 2 -  DESCRIPTION OF PROPERTY

We own the following property and do not have any leased property.

PROPERTY	LOCATION	OWN / LEASE	DESCRIPTION
Blackwell Human Services Campus	Philadelphia, PA	Own	422,800 square feet on 21 acres

Kirkbride Realty Corporation d/b/a The Blackwell Human Services Campus consists of seven (7) buildings totaling 422,800 square feet on a 21 acre site comprising an entire city block bounded by Market Street, Haverford Avenue, and 48th and 49th Streets in Philadelphia, Pennsylvania. The buildings have been well maintained and continue to be good condition. In the opinion of our management, the property is adequately covered by insurance. The property is served by all major public utilities.

Kirkbride Holdings, LLC, a division of Allied Partners of New York, holds a mortgage on the property for $14,538,884 as of June 30, 2005. Interest on the mortgage is equal to LIBOR plus 1,000 basis points not to exceed 12.5% per annum. Additionally the property is encumbered by secondary liens associated with Kirkbride Center’s bankruptcy as described in Item 3.

Summary of the buildings on the site is as follows:

Building Name	Date	Floors	Total Sq. Ft.	Uses
North/Activities Building	1957	5	111,400	Psychiatric Hospital, Drug & Alcohol Rehabilitation; Homeless Shelter for Families
Lawler building	1928	4	110,000	Adolescent Group Home, Homeless Shelter for Families, Adolescent Residential Treatment Program; Drug & Alcohol Rehab; Admin; & Doctors Offices; Outpatient Clinic
Kirkbride Building	1859	3	128,600	College Vocational Program; Charter School
North Flats Building	1859	1	14,100	Mental Health Clinic
West Service Building	1957	2	30,000	Food Preparation/Cafeteria/Laundry
East Services Building	1957	1	25,000	Mechanical Systems/Engineering
Chiller Plant	1989	1	3,700	Cooling System
Total			422,800

During the fiscal year June 30, 2005, occupancy of the property was 92% of available space; 53% occupied by our activities and 39% occupied by third party tenants. Tenants pay an average effective annual rental of $12.00 per square foot.

Lease terms vary from Travelers Aid, which is an annually renewing lease, to the typical lease term of five (5) years. While leases provide for annual adjustments according to increases in the consumer price index, leases do not provide for the pass-through of triple net charges. Our largest tenant in both 2004 and 2005, representing 28% and 35% of total tenant revenue respectively, was Travelers Aid. Travelers Aid rentals totaled $456,750 in 2004 and $611,691 in 2005.

Rental Income increased by $137,321 or 8.4% from $1,626,950 in 2004 to $1,764,271 in 2005 due to  increased space leased to third parties at the Kirkbride Center and annual rental increases. Although no major new leases were signed in 2005, Travelers Aid did significantly increase its rental space.

Rental expense for the years ended June 30, 2004 and 2005 amounted to $32,064 and $20,363, respectively. Commitments for minimum rental income under noncancelable leases as of June 30, 2005 are as follows:

Years ending June 30
2006	$1,988,586
2007	$1,025,881
2008	$658,897
2009	$24,000

Total	$3,697,364

The Federal tax basis for depreciation for the year ended June 30, 2004 is $12,019,789 using the straight line method of depreciation with a composite life of 28.72 years. The tax rate would be 0 due to the Company’s net loss carryforward. The Federal tax basis for depreciation for the year ended June 30, 2005 is $12,838,743, using the straight line method of depreciation with a composite life of 36.95 years. The tax rate would be 0 due to the net loss carryforward.

We have identified approximately four to five acres along Market Street that we have made available for real estate development. To date however no sale agreements have been executed.

ITEM 3 - LEGAL PROCEEDINGS

Our major subsidiaries, CoreCare Behavioral Health Management, Inc., operating as the Kirkbride Center, and CoreCare Realty Corporation (together, the “Debtors”) filed for protection under Chapter 11 of the United States Bankruptcy Code on May 6, 2002. On May 27, 2004, the Confirmation Order was signed approving the Reorganization Plan which allowed the Debtors to emerge from bankruptcy. The effective date of the Reorganization Plan was July 7, 2004.

Pursuant to the Reorganization Plan and except as otherwise expressly provided in the Reorganization Plan, on July 7, 2004, the Debtors, were vested with all of the property of their estate, free and clear of all claims, liens encumbrances, charges and other interests, which were extinguished except as specified in Article 3 and 4 of the Reorganization Plan. We retained our full equity ownership in the Debtors and no shares were issued under the Reorganization Plan.

As part of the Reorganization Plan, we created a new wholly-owned subsidiary, Kirkbride Realty. On July 7, 2004, pursuant to the Reorganization Plan, the Kirkbride Center real estate and tenant leases were transferred to Kirkbride Realty. The behavioral health care licenses and services were retained by the Kirkbride Center who signed a lease with Kirkbride Realty for the space needed for hospital and other affiliate operations. Pursuant to the Confirmation Order, the only liens remaining on the property are Class 1 - Kirkbride Holding LLC, the mortgage holder; Class 2 - Internal Revenue Service; Class 4 - Pennsylvania Department of Revenue; Class 5 - Pennsylvania Department of Labor and Industry; Class 8 - City of Philadelphia and Class 10 - Mortgage - Other Creditors. The Debtors also had an obligation to make monthly payments to an administrative claims fund. Details of amounts owed in each class, and the amounts to be paid to the administrative claims fund, are provided below.

Cash distributed under the Reorganization Plan was $2,250,000, $1,000,000 of such funds originating from Commonwealth of Pennsylvania Tobacco Funds and additional borrowings of $1,250,000 from the Debtor’s mortgage holder. This increase in debt was secured by the real estate now owned by Kirkbride Realty and the accounts receivable of the Kirkbride Center and its sister corporation The Blackwell Center. Such proceeds were distributed as follows:

IRS	$1,325,000
PA Department of Revenue	$125,000
PA Department of Labor & Industry	$50,000
Financing Fees	$46,000
Administrative Claims	$350,000
Principal Payments to Mortgage Holder	$186,000
Interest	$31,000
Debtor Working Capital	$121,000
Escrow Payment	$16,000

Given the working capital available, we have established a $100,000 debt service reserve as added protection against any potential mortgage default. The remaining liabilities of each class and their respective payment plan are delineated herein.

The Kirkbride Holding LLC, Class 1, will be paid $15,275,000 with a mortgage term reset for 36 months from the Effective Date. The mortgage interest rate was also reset at 1000 basis points over Libor, an increase of 150 basis points from prior mortgage. Libor was capped at 2.5%. Tranche A of the mortgage, $14,025,000, has a 30 year amortization schedule. Should however Kirkbride Realty’s third party tenant revenue increase over revenue in existence on January 31, 2004, Kirkbride Realty will pay 30% of such increase to the mortgage holder as additional principal repayment with a balloon payment of remaining principal due on July 7, 2007. Tranche B, $1,250,000, will be repaid according to a variable schedule by early 2006. Fees earned by the mortgage holder for the additional borrowings were $175,000 plus 50% of cash collected on the Kirkbride Center and the Blackwell Center accounts receivable of March 31, 2004, up to $3,000,000 of collections, after which the fee is reduced to 25%. Such additional fees earned by the mortgage holder were $269,856 for fiscal year ending June 30, 2005. As an inducement for the additional financing all affiliate companies and officers have become co-borrowers with the Debtor on the full mortgage.

The IRS, Class 2, will receive $1,640,000 plus interest paid in equal monthly installments of principal and interest at the statutory interest rate for 72 months. Administrative Claims of $200,000 including interest and penalty will be paid to the IRS over 12 months. The IRS was also paid $1,325,000 at closing.

Pennsylvania Department of Revenue, Class 4, will receive $602,207 plus interest payable in equally monthly installments of principal and interest at the statutory rate for 72 months. In addition the Department’s unsecured claim of $84,659 will be paid with the Class 10 Mortgage and its Administrative Claim of $90,000 will be paid over twelve months. The Department was also paid $125,000 at closing.

Pennsylvania Department of Labor & Industry, Class 5, will receive $116,000 which will be paid in equal monthly installments of principal and interest for 72 months, and Administrative Claims of $35,199 a payment over 14 payments. The Department of Labor & Industry was paid $50,000 at closing.

The City of Philadelphia, Class 8, will receive $2,919,633, paid in equal monthly installments of principal and interest over 120 months, however $919,633 of this sum will be paid over the final 48 months of this term.

The other allowed Claims, Class 10, shall receive a Mortgage Note in the Kirkbride property subject to the rights of the First Mortgage holder as well as a security interests in Westmeade assets. Interest shall accrue at six (6%) per annum. Principal payments of $41,667 per month starting 90 days after the Effective Date will be paid to the Distribution Trustee who will distribute such funds every six months to the Creditors. This sum will increase to $42,592 per month in year 2 and $62,094 per month in year 3; $75,000 per month in year 4 and $100,000 per month in year 5 and thereafter. In addition to these scheduled payments, on or before February of each year the Debtor shall distribute to Class 10, 80% of Free Cash Flow of the Debtor, Kirkbride Realty, and the Blackwell Center over $100,000 pursuant to a specific definition of Free Cash Flow. The final amount of claims in Class 10 will be determined after the Court and we have finalized the Proof of Claim process.

Additionally the Debtor will pay $10,000 a month to the Administrative Claim Fund for the residual professional fees remaining after the initial payment of $350,000. The cost of the Bankruptcy for all professional fees was $830,000.

CoreCare Systems, Inc. is the sole stockholder of the Debtors, the Blackwell Center and the newly formed, Kirkbride Realty. CoreCare Systems, Inc. has made a capital contribution to the Debtors through past payments made by the Blackwell Center to pay off the Debtor's accounts receivable line of credit as well as the Blackwell Center's future contribution to the Class 10 claim holders. No shares of CoreCare Systems, Inc. stock were issued as part of the Reorganization Plan.

During the bankruptcy period we transferred our legal representation from Ciardi, Maschmeyer & Karalis, P.C. to Janssen Keenan & Ciardi P.C. and then to Ciardi & Ciardi P.C. in order to maintain continuity of our chief council, Albert Ciardi III, Esq.

Legal proceedings related to the Kirkbride Center and CoreCare Realty Corporation are estopped by the Bankruptcy Proceedings. The nature of the legal proceedings related to these subsidiaries were to collect for services and/or supplies sold to the subsidiaries. These claims are covered by the Reorganization Plan that provides a lump sum or time pay out of the certified claim. The claims in excess of $50,000 are listed below.

PECO Energy	$280,000
Omnicare	$750,000 (Pharmaceutical supplier)
Main Line Security	$ 63,000
Cuilinart	$180,000
Eliot Krems	$150,000
Kevin Parker	$ 67,000
Duffey & Sons	$ 60,000
BDO Seidman	$425,000

The Plan of Reorganization for Kirkbride Center and CoreCare Realty Corporation became effective on July 7, 2004 without any loss of equity in these subsidiaries to CoreCare Systems, Inc.

In September 2003, 17 months after the bankruptcy filing, the mortgage holder sued CoreCare Systems, Inc and its officers as guarantors of the mortgage. This suit was withdrawn in December 2003, at which time WRH Mortgage, Inc. sold the mortgage to Kirkbride Holdings, LLC.

We are subject to professional malpractice and related claims from time to time in the ordinary course of business. We maintain insurance against such claims. Insurers are defending all such claims, and we are confident that the ultimate liability or settlement obligation in such claims will be within policy limits. Reserves of $75,000 and $90,000 have been booked to the financial statements at June 30, 2004 and June 30, 2005 to cover legal defense costs under the insurance deductible for each claim.

ITEM 4 -  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We have not held any shareholder meetings or submitted any matters to vote of shareholders since October 29, 1998. The members of the Board of Directors have not changed since our last 10-KSB filing in 2000 with the exception of the resignation of Thomas X. Flaherty on April 25, 2002 for personal reasons.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, AND RELATED SHAREHOLDER MATTERS
Market Information

Our common stock is traded in the pink sheets under the symbol "CRCS.” We were delisted on December 17, 1999 from the electronic bulletin board operated by the National Association of Securities Dealers due to lack of timely reporting.

The following table sets forth the range of high and low bid prices per quarter quoted for our common stock as provided by the pink sheets during the periods.

	HIGH	LOW
Fiscal Year Ending June 30, 2004
First Quarter 9/30/03	$.04	$.04
Second Quarter 12/31/03	$.04	$.04
Third Quarter 3/31/04	$.04	$.03
Fourth Quarter 6/30/04	$.09	$.03
Fiscal Year Ending June 30, 2005
First Quarter 9/30/04	$.06	$.03
Second Quarter 12/31/04	$.19	$.06
Third Quarter 3/31/05	$.20	$.19
Fourth Quarter 6/30/05	$.21	$.20

Holders

As of June 30, 2005, there were approximately 592 record holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that all future earnings will be retained by us to repay debt outstanding. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, dividends on common stock cannot be paid until all dividends in arrears on the preferred stock have been paid. The payment of dividends on common stock will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our term loan and revolving credit facility prohibits the payment of dividends without the consent of the lenders.

For information concerning dividend rights of holders of our preferred stock, see "Part I, Item 11 - Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

There were no sales of our securities in fiscal years ending June 30, 2004 and June 30, 2005. We did issues shares to our employees and directors. Such issuances were pursuant to transactions that were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, and the shares of our common stock issued (or issuable in the case of warrants or options granted) were "restricted securities" as that term is defined in Rule 144 and may be resold only in compliance with registration provisions of the Securities Act or an exemption thereunder.

Shares Issued for Services

For the fiscal years ending June 30, 2004 and June 30, 2005, we issued a total of 55,000 and 100,000 shares of common stock to our employees and directors, respectively, as incentives. Additionally, 1,175,000 shares of common stock were issued in lieu of interest on debt.

Company Repurchases

We did not purchase any shares of our common stock during the fiscal years ended June 30, 2004 or June 30, 2005.

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Introduction

The following is a discussion and analysis of the financial condition and results of operation of our business for the fiscal years ended June 30, 2005 and 2004. It should be read in conjunction with operating statistics and selected financial data and accompanying consolidated financial statements and related notes.

We provide behavioral health care services at one location through two legal entities, Core Care Behavioral Health Management, Inc. d/b/a Kirkbride Center and Westmeade Healthcare, Inc. d/b/a Blackwell Center for Adolescent Treatment.

The Kirkbride Center provides acute inpatient psychiatric hospital services and non hospital drug and alcohol rehabilitation services. The hospital services are certified by Medicare and both the hospital and non-hospital services are certified by Medical Assistance. Additionally, both services have contracts with various Managed Care companies. Kirkbride Center’s major payor is Community Behavioral Health.

The Blackwell Center provides adolescent residential services for males 13 to 17 years of age. It is certified for Medical Assistance and its major payor is Community Behavioral Health. Our profitability is largely dependent on the level of patient census and the payor mix. Patient census is measured by the number of days a client remains overnight for inpatient care. Payor mix is determined by the source of payment to be received for each client being provided billable service.

The healthcare industry is subject to extensive federal, state and local regulatory governing among other things, licensure and certification, conduct of operations, audit and retroactive adjustment of prior government billings and reimbursement. Managed Care has had a profound impact on our operation, in the form of shorter lengths of stay, extensive certification of benefits requirements and, in some cases, reduced payment for services.

In addition to behavioral healthcare services, we lease space to third party tenants through Kirkbride Realty which owns the Blackwell Human Services Campus of 21 acres and approximately 372,790 Sq. Ft. leaseable space. While our entities utilize 53% of leaseable space and we have reserved 7% as vacant space for expansion of our healthcare services, there is no guarantee that we can utilize this vacant space or additional space that may become available if a significant third party tenant, such as Travelers Aid terminates its lease. Real estate revenues tend to be fixed based on the nature of signed leases. Lease terms vary from Travelers Aid, which is an annually renewing lease, to the typical lease term of five (5) years. While leases provide for annual adjustments according to increases in the consumer price index, leases do not provide for the pass-through of triple net charges. Thus, we are exposed to utility cost increases given the volatility of energy costs.

CoreCare Food Services, Inc. provides food services to our entities, Travelers Aid and Baptist Children Services. Food service for the residents of the homeless shelter operated by Travelers Aid is provided through a contract from the City of Philadelphia. This annual contract representing $606,537 in 2004 and $512,153 in 2005 would be eliminated if Travelers Aid terminated its lease with Kirkbride Realty.

The table below provides certain information regarding licensed beds, occupancy rates and revenue mix:

	Service Profile

Licensed Beds	2005	2004

Hospital	74	74
Drug & Alcohol Rehabilitation	137	137
Adolescent	32	32
Total Beds	243	243

Occupancy Rate
Hospital	58%	30%
Drug & Alcohol Rehabilitation	94%	91%
Adolescent	45%	72%
Total Beds	79%	70%

Revenue Mix - % of Total Revenue
Hospital	31.4%	19.2%
Drug & Alcohol Rehabilitation	49.2%	56.2%
Adolescent	6.5%	11.4%
Total Patient Services	87.1%	86.8%
Real Estate	7.5%	7.7%
Other	5.4%	5.5%

Source of Revenue
Major Payor	76.2%	86.3%

Revenue recognition and accounts receivable

Patient services revenues and accounts receivable are recorded at established billing rates or at amount realizable under agreements with third-party payors, including Medicaid and Medicare. Revenues under third-party payor agreements are subject to examination and contractual adjustment, and amounts realizable may change due to periodic changes in the regulatory environment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between the amounts provided and subsequent settlements are normally recorded in operations in the year of settlement however as we had multiple fiscal years open, such adjustments are recorded in the year affected. Amounts due as a result of cost report settlement are recorded and listed separately on the consolidated balance sheets as “other receivables, third party”. The provision for contractual allowances is deducted directly from revenue. The allowance for doubtful accounts does not include the contractual allowances.

All revenues reported by us are shown net of estimated allowances and charity care provided. When payment is made, if the contractual adjustment is found to have been understated or overstated, appropriate adjustments are made in the period the payment is received in accordance with the AICPA “Audit and Accounting Guide for Health Care Organizations”.

Allowance for doubtful accounts

The provision for bad debts is calculated based on the collection history of each payor by each line of service. Historical estimates are reviewed and adjusted quarterly. We compare this required reserve amount to the current “allowance for doubtful accounts” quarterly to determine if collection patterns warrant adjustments to prior periods or prospective estimates.

Income Taxes

Management estimates that we have federal and state net operating loss carry forwards aggregating in excess of $25,000,000 at June 30, 2005 expiring through 2020. In addition, there is approximately $11,600,000 in temporary timing differences between book and tax basis income and deductions. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Because of the uncertainty that, more likely than not, we will not generate income in the future sufficient to fully or partially utilize these carry forwards, the estimated deferred tax asset of approximately $14,640,000 as of June 30, 2005 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in the consolidated financial statements.

Results of Operations 2005 versus 2004

Revenues

Operating revenues in 2005 increased by $2,190,596, or 10.3%, from $21,216,047 in 2004 to $23,406,643 in 2005. The increase was primarily due to improvements in Net Patient Service Revenues, which increased by $1,977,493 from $18,419,464 in 2004 to $20,396,957 in 2005, resulting from a 10.7% increase in total inpatient days in 2005. This increase was primarily due to expansion in acute inpatient psychiatric services.

Acute inpatient days at the Kirkbride Center increased by 14% to 62,754 in 2005 from 55,187 in 2004 due primarily to:

1.	The opening of a general psychiatry program in May 2004 and gero-psychiatry program in December 2004 increasing the hospital’s operating beds from 25 to 74 Beds.
2.	The geriatric program was instituted to take advantage of changes in Medicare reimbursement services favoring free-standing psychiatric hospitals.

The Hospital Services net patient revenue was $4,069,897 in 2004 and $7,351,379 in 2005 represented 22.1% and 36.0% respectively of Total Patient Service Revenue of consolidated CoreCare Systems, Inc.

Net patient revenue from the non-hospital drug & alcohol rehabilitation services remained stable at $11,921,178 in 2004 and $11,521,472 in 2005. However, the proportion of the rehabilitation program to Total Company Patient Services Revenue decreased from 64.7% in 2004 to 56.5% in 2005 due to growth of Hospital Services.

The Adolescent Program’s net patient revenue was $2,428,389 in 2004 and $1,524,106 in 2005, decreasing 37.2%. The Adolescent Program decreased as a proportion of Total Company Patient Services Revenue from 13.2% to 7.5% respectively. The Adolescent Program, stable throughout the hospital’s bankruptcy, received a provisional state license in the Fall of 2004, a victim of management’s focus on the hospital. The provisional license, while corrected to a full license, created difficulties with the program’s major referral sources and payor leading to decreasing referrals. To develop clinical programming that better served the payor’s needs Alternative Behavioral Services was hired as Clinical Managers in November 2005. This contract provides an incentive fee of 50% of the program’s profits. As of June 30, 2006 the program’s average daily census had returned to normal 2004 levels of census.

INPATIENT ACTIVITY STATISTICS

I. Acute Inpatient Psychiatric Program (Hospital):

QUARTER	1st		2nd		3rd		4th		Total
	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005

Admissions	302	449	331	421	367	482	386	583	1,386	1,935
Average Length of Stay	6.01	8.01	5.39	8.43	5.51	8.74	6.24	7.66	5.80	8.18
Patient Days	2,009	3,515	1,796	3,573	1,957	4,194	2,341	4,407	8,103	15,689
Average Daily Census	21.8	38.2	19.5	38.8	21.7	46.6	25.7	48.4	22.2	43.0

II. Drug & Alcohol Rehabilitation Program (non-hospital):

QUARTER	1st		2nd		3rd		4th		Total
	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005

Admissions	452	489	408	476	462	481	491	514	1,813	1,960
Average Length of Stay	25.50	23.64	28.38	24.47	25.79	24.60	24.27	22.88	25.91	23.88
Patient Days	11,449	11,891	11,919	11,574	12,043	11,908	11,673	11,692	47,084	47,065
Average Daily Census	124.4	129.3	129.6	125.8	133.8	132.3	128.27	128.5	129.0	129.0

III. Adolescent Program (non-hospital):

QUARTER	1st		2nd		3rd		4th		Total
	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005

Admissions	25	23	15	10	20	7	16	7	76	47
Average Length of Stay	89.67	72.45	110.76	83.76	126.69	109.88	146.56	106.5	115.16	84.77
Patient Days	2,152	2,101	1,883	1,424	2,027	879	2,345	852	8,407	5,256
Average Daily Census	23.39	22.84	20.47	15.48	22.52	9.77	25.77	9.36	23.03	14.4

Terms Defined

Admissions
- A patient which a doctor has diagnosed as requiring program treatment.

Average Length of Stay
-Total inpatient days, divided by the total number of discharges during the period

Average Daily Census
-The average number of patients in the program.

Patient Days
- Each patient that is in an inpatient program bed at midnight is counted as one patient day.

Total inpatient days for all our programs increased 7% from 63,594 patient days in 2004 to 68,010 patient days in 2005. The acute inpatient psychiatric program grew by 94% while the non-hospital drug & alcohol rehabilitation program remained stable and the adolescent program decreased by 37.5%.

Rental Income increased by $137,321 or 8.4% from $1,626,950 in 2004 to $1,764,271 in 2005 due to  increased space leased to third parties at the Kirkbride Center and annual rental increases. Although no major new leases were signed in 2005, Travelers Aid did significantly increase its rental space. Our largest tenant in both 2004 and 2005, representing 28% and 35% of total tenant revenue respectively, was Travelers Aid. Travelers Aid rentals totaled $456,750 in 2004 and $611,691 in 2005

Other revenue increased $75,782 or 6.5% in 2005 primarily due to an increase in food sales to tenants and malpractice premium refunds.

Operating Expenses

Provision for Bad Debt Expense increased by $470,568 or 63% due to increased hospital operations. Bad debt increased from 4.0% of Net Patient Service Revenues in 2004 to 6.0% in 2005 due to the shift in our service mix.

Income from Operations decreased $1,444,572 or 37% from $3,870,168 in 2004 to $2,425,596 in 2005. This represented 18% of total revenues in 2004 and 10% in 2005. This decrease is due to higher costs associated with starting up two hospital programs; increased utility costs and decreased income associated with census declines in the adolescent program.

Interest Expense increased $167,086 or 6% in 2005 as we refinanced our first mortgage debt obligations on the Kirkbride Center property where the interest rate increased from 750 basis points over libor in 2004 to 1,000 basis points over libor (cap @ 12.5%) in 2005. Additionally the first mortgage was expanded by an additional $1,250,000 to enable Kirkbride Center to reduce its IRS pre-petition liabilities. Reorganization costs were $913,938 in 2004 and $ 0 in 2005. Such costs are related to the emergence of Kirkbride Center from bankruptcy and its transfer of its real estate to Kirkbride Realty. Additionally while Kirkbride Center achieved approval of its Reorganization Plan from the bankruptcy courts, we have elected not to request dismissal from court supervision until we achieve refinancing of its first mortgage.

Extraordinary gain on forgiveness of indebtness of $1,140,672 in 2005 is due to the extension of the Mentor debt and the decrease of payroll tax liabilities net of related expenses.

We generated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of $3,748,199 in 2005 compared to $3,109,608 in 2004 and primarily resulted from increased volumes and the $1,140,672 Extraordinary Gain on debt forgiveness recorded in 2005.

Our net income was $259,622 in 2005 compared to a net loss of $(326,381) in 2004. The net change of $586,003 was due to a 10.3% improvement of our net revenues in 2005 and the aforementioned Extraordinary Gain.

Liquidity and Capital Resources

As of June 30, 2005, the Company had a working capital deficit of $(13,516,917) including cash and cash equivalents of $123,980, compared to a working capital deficit of $(12,136,273), including cash and cash equivalents of $1,031,878 at June 30, 2004. As of June 30, 2003 we had a working capital deficit of $(34,843,282) including cash and cash equivalents of $2,339 because all debt was considered current.

Cash provided by operating activities was $274,790 for the year ended June 30, 2005 compared to $629,950 for the year ended June 30, 2004. Net income from continuing operations was $77,691 in 2005 versus a loss of $(421,222) for 2004. During 2005 a $3,288,660 reduction in payroll taxes payable and a $142,245 increase in prepaid expenses were the most significant uses of cash. A $900,000 decrease in restricted cash and a $915,548 increase in accounts payable were the largest sources of operating cash. Net cash provided by discontinued operations totaled $380,563 and $254,603 for the years ended June 30, 2005 and 2004 respectively.

Cash used in investing activities in fiscal 2005 consisted of $834,340 in capital expenditures for the acquisition of property and equipment specifically $123,000 for roof replacement and $387,000 for major renovations to tenants occupied space and $77,000 for carpeting among others. Capital expenditures during fiscal 2004 totaled $564,195. Major items included $200,000 in major building renovations and $14,000 for roof replacements, among others.

Cash provided by financing activities totaled $551,652 and $42,658 for the years ended June 30, 2005 and 2004, respectively. Net advances from officers/stockholders totaled $338,697 and $199,634 for 2005 and 2004, respectively. Proceeds from long term debt totaled $395,973 and $567,349 for 2005 and 2004, respectively.

A significant factor in our liquidity and cash flow is the timely collection of our accounts receivable. As of June 30, 2005 accounts receivable from patient care, net of allowance for doubtful accounts, was $1,462,397 a decrease of 35% from $2,245,876 as of June 30, 2004. Our goal is to maintain receivables at their current levels or to have any increases result from higher revenues. At the same time, we continue to closely monitor reserves for bad debts based on potential insurance denials and past difficulty in collections.

Change in Fiscal Year End

On July 15, 2004, our Board of Directors voted to change our fiscal year end. Historically, we had operated on a calendar year basis with a December 31, year end. The Board adopted a fiscal year end of June 30, with the transition year of July 1, 2003 through June 30, 2004.

The Board elected this change to synchronize our fiscal year end with the Medical Assistance Cost Report requirements for a period ending June 30 as is customary with many healthcare companies. Additionally, CoreCare Behavioral Health Management, Inc.’s emergence from bankruptcy and simultaneous asset restructuring provided a natural transition point to a new reporting format post-confirmation.

Outlook-Liquidity And Capital Resources

Interest payments on the notes, maturity of certain debt obligations, and liabilities associated with accrued payroll taxes, Medicare, and bankruptcy payments represent significant liquidity requirements for us currently and for the foreseeable future. We believe that the revenue increases and operating results realized from improvements in average daily census and operational efficiencies will permit it to refinance many of our debt and liability obligations with a medium term or long term structured debt financing. The appraised values of our real estate and buildings far exceed the current book value and debt level on our balance sheet. We are highly confident that our short-term liabilities can be restructured into long-term mortgage debt.

Our independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our fiscal year 2004 and 2005 consolidated financial statements, which states that our working capital deficiencies, stockholders’ deficiencies and noncompliance with certain loan covenants with certain lenders raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Among such estimates made by management in the preparation of our financial statements are the determinations for the allowance of doubtful accounts, revenue recognition as it relates to third party payors, rental income and food service.

Certain accounting policies have a significant impact on amounts reported in financial statements. A summary of those significant accounting policies can be found in Note 3 to our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

ITEM 7: CONSOLIDATED FINANCIAL STATEMENTS

Financial information required in response to this item of Form 10-KSB is set forth in the Exhibits of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2005, BDO Seidman, LLP (“BDO Seidman”) sent a letter to the Company confirming its resignation as the auditor for the Company. BDO Seidman has not issued an audit opinion to the Company for any period subsequent to our fiscal year ended December 31, 1999.

Since BDO Seidman has not provided the Company with any audit services in the past two fiscal years or in the interim period through October 26, 2005, BDO Seidman has not issued any report on the Company’s financial statements for such period containing an adverse opinion or disclaimer of opinion, nor have they issued a report that was modified as to uncertainty, audit scope, or accounting principles.

During our past two fiscal years and the interim period through October 26, 2005, we had no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO Seidman’s satisfaction, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with its report. During the last two fiscal years and the interim period through October 26, 2005, BDO Seidman did not advise us of any of the matters specified in Item 304(a)(1)(B) of Regulation S-B.

The Company has engaged Mayer Hoffman McCann P.C. (“Mayer Hoffman”) as its independent Registered Public Accounting Firm to audit the Company’s financial statements for the fiscal year ended June 30, 2004 and the fiscal year ended June 30, 2005, as well as the Company’s balance sheet as of June 30, 2003. The appointment of Mayer Hoffman as independent Registered Public Accounting Firm replacing BDO Seidman was approved by the Board of Directors, including all of the independent directors.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of Internal Controls

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Annual Report on Form 10-KSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16)A OF THE EXCHANGE ACT

As of June 30, 2005, the directors, executive officers, and senior managers of the Company are as follows:

DIRECTORS & OFFICERS:

NAME	AGE	POSITION

Thomas T. Fleming	79	Chairman of the Board of Directors and CEO

Rose S. DiOttavio	56	President, Treasurer and a Director

George P. Stasen	60	Director

Charles A. Burton	61	Director

Gardner Kahoe	53	Corporate Secretary

John Gill	57	Chief Financial Officer

Mark Novitsky, M.D.	53	Senior Vice President &
		Corporate Medical Director

Fred Baurer, M.D.	49	Senior Vice President &
		Medical Director, Kirkbride Center

Scott Weisenberger	50	Administrator and Executive Director

All directors hold office until the next meeting of stockholders and until their successors have been elected and qualified. No director receives any cash compensation for serving as a director, however each earns an option on 20,000 shares exercisable at $.10 a share for every year served on the Board of Directors. During the bankruptcy period of May 2002 through June 2004 each Director received pro-rata options which, value was increased temporarily to 40,000 shares at $.10 a share to maintain a stable directorship during bankruptcy.

BOARD OF DIRECTORS

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

Ms. DiOttavio holds a BS and M.S.H. from the University of Pittsburgh and its Graduate School of Public Health. She has been noted for distinction in Outstanding Young Women of America and Who's Who of American Women. She also serves currently as a Director and former Vice Chairperson of Horizon House, a non-profit organization serving the mentally ill, homeless and disadvantaged.

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

Mr. Burton’s Professional and Civic Activities have included that of Former President and Trustee of the Delaware Valley Venture Group, Director of the Philadelphia Chamber of Commerce and Trustee for Gettysburg College. Mr. Burton earned his AB from Gettysburg College in 1967 and an MBA from the Wharton Graduate School, University of Pennsylvania. Mr. Burton also served his country as a Line Officer in the United States Navy from 1967 to 1972.

OFFICERS OF THE COMPANY

John Gill, Chief Financial Officer (CFO) joined CoreCare Systems in June of 2005.  He brings to CoreCare Systems 30 years of hospital financial experience primarily with for profit hospital companies including American Medicorp, Universal Health Services and Tenet Healthcare Corp. where he served as Chief Financial Officer of Graduate Hospital.  Most recently, in consulting roles, advised a start-up rehabilitation hospital, a psychiatric/behavioral health facility in the process of re-structuring and a tertiary care medical center.  John holds a Master Degree in Business Administration from St. Joseph’s University and resides in Broomall, Pa with his wife and daughter.

Gardner Kahoe, Esquire, Corporate Counsel joined CoreCare Systems in January 2000. Along with fielding day-to-day legal issues, his duties currently involve various aspects of corporate environment, which includes but is not limited to such items as litigation, insurance, contract and lease negotiations and shareholder issues. Prior to joining the Company, Mr. Kahoe has worked as a Senior Executive Attorney with 13 years general management and direct operations experience in the commodities distribution industry. From 1976 to 1978, he worked as Assistant District Attorney in Philadelphia and was involved with preliminary hearings, research, appeals and criminal trials.

He is currently a member of the Pennsylvania Bar Association, Delaware County Bar Association, and the Florida Bar Association. Mr. Kahoe received his BA in 1972 from the University of Delaware and his JD in 1976 from the John Marshall Law School in Chicago, Illinois.

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

Scott Weisenberger, Administrator/Executive Director, came to Kirkbride in October 2004 as Administrator/Executive Director. He is licensed in Pennsylvania as a professional counselor and holds certification as an addictions counselor. Scott’s career in the behavioral health field has spanned both sides of the aisle: He has been a direct-service Clinician and Supervisor as well as a Network Director for a major Managed Care Organization. He completed his graduate training at Arcadia University, graduating in 1991 with a Master’s Degree in Counseling Psychology.

Scott spent eight years as clinical supervisor of a substance-abuse outpatient program and then later as clinical director of an outpatient mental-health provider. It was from there that he made the leap to Network Director for Pennsylvania, New Jersey and Delaware for Magellan Behavioral Health, supervising provider networks for about 18 million members whose behavioral health benefits are managed by Magellan. From Magellan, he became clinical director of Mirmont Treatment Center in Delaware County, where he introduced a two-track system for dually diagnosed patients. Within three years, he moved to the role of Chief Operating Officer at Eugenia Hospital, which closed its doors due to a development plan for the property in the fall of 2004.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or control person has been involved in any legal proceeding during the past five years that is required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Board Committees

Our auditors have been engaged by our Audit Committee consisting of two independent Directors, Charles A. Burton and George P. Stasen. The Board of Directors has not determined whether either of the members of the audit committee is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal years ended June 30, 2004 and June 30, 2005, we do not believe our officers and directors filed reports required by Section 16(a) of the Exchange Ace in connection with the issuance of options discussed below under “Executive Compensation."

Code of Ethics

Historically the Company’s Code of Ethics was oriented to its principal healthcare business and did not fully address issues required by Sarbanes Oxley. Effective on December 5, 2006 the Board of Directors adopted a new Code of Ethics described in Exhibit 14.

ITEM 10 - EXECUTIVE COMPENSATION

 General:

For the fiscal years ended June 30, 2004 and 2005 our Chief Executive Officer and President received compensation from the Company consisting of salary, compensation accrued but not paid, and options in their capacity as managing directors. Chairman of the Board, Thomas T. Fleming, charged operations with $157,392 in 2004 and $285,612 in 2005; of these sums $54,000 and $128,612 respectively were accrued and not paid. The President, Rose S. DiOttavio charged operations with $161,091 in 2004 and $285,212 in 2005; of these sums $54,000 and $155,612 respectively were accrued. Mr. Fleming and Ms. DiOttavio have each received options of 20,000 shares with an exercise price of $.10 per share yearly for services as Directors of which this sum was doubled to 40,000 shares per year prorated during the period we were in bankruptcy.

On June 30, 2004, the Board of Directors reaffirmed the respective employment and indemnification contracts with Mr. Fleming and Ms. DiOttavio. The contracts will continue until all debt, interest, compensation and any personal assets damaged due to Company defaults have been fully paid to the officers. In event of termination Company is required to provide severance of two year’s compensation. Contracts also provide for a commission structure in the event of a sale of assets or stock of the Company. We believe such compensation levels are below industry standards.

Summary Compensation Table

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our Chief Executive Officer and the next three most highly compensated executive officers during the years ended June 30, 2003, June 30, 2004 and June 30, 2005.
Summary Compensation Table
Long Term Compensation
Annual Compensation
Name and Principal Position	Salary			All Other Annual Compensation			Restricted Stock			Securities Underlying Options
	2003	2004	2005	2003	2004	2005	2003	2004	2005	2003	2004	2005
Thomas T. Fleming, Chairman of the Board and Chief Executive Officer	$156,000	$156,000	$206,000	0	$1,392	$79,612	0	0	0	40,000	40,000	20,000
Rose S. DiOttavio, President	$156,000	$156,000	$206,000	0	$5,091	$79,212	0	0	0	40,000	40,000	20,000
Mark A. Novitsky, MD	$244,004	$250,726	$244,474	0	$27,300	$166,468	0	20,000	25,000	0	0	0
Fred Baurer, MD	$230,173	$227,747	$242,207	0	0	0	0	20,000	25,000	0	0	0

 The following table sets forth certain information regarding options granted during the fiscal year ended June 30, 2005:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants

	Number of Securities
	Underlying	% of Total Options/SARs
	Options/SARs	Granted to Employees in	Exercise or Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date
Thomas T. Fleming	20,000	25	$0.10	2010
R Rose S. DiOttavio	20,000	25	$0.10	2010
George P. Stasen	20,000	25	$0.10	2010
Charles A. Burton	20,000	25	$0.10	2010

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

The following table presents information with respect to the number of unexercised options and the value of unexercised options and the value of unexercised “in-the-money” options held by members of our Board of Directors at June 30, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY END OPTION/SAR VALUES

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Option/SARS at FY End (#) Exercisable/unexercisable	Value of Unexercisable In-the-Money Option/SARS at FY End ($) Exercisable/unexercisable
Name
Thomas T. Fleming	0	-	20,000/0	2,200/0
Rose S. DiOttavio	0	-	20,000/0	2,200/0
Charles A. Burton	0	-	20,000/0	2,200/0
George P. Stasen	0	-	20,000/0	2,200/0

For the purposes of computing the value of “in-the-money” options at June 30, 2005 in the above table, the fair market value of our common stock at such date is deemed to be $0.21 per share, the quoted price for our common stock on such date as reported by Pink Sheets.

During the fiscal year ended June 30, 2004 each member of the Board of Directors exercised all options held by each Director as follows:

•	Thomas T. Fleming exercised all outstanding options for 231,666 shares on 6/30/04 at an exercise price of $0.10 per share.
•	Rose S. DiOttavio exercised all outstanding options 231,666 shares on 6/30/04 at an exercise price of $0.10 per share.
•	Charles A. Burton exercised all outstanding options 216,666 shares on 6/30/04 at an exercise price of $0.10 per share.
•	George P. Stasen exercised all outstanding options 205,000 shares on 6/30/04 at an exercise price of $0.10 per share.

Long-Term Incentive Plan

The Senior Officers of the Company hold rights to earn a commission upon the sale of any Company assets and/or stock at the following rate:

•	Upon the sale of the asset/stock the collective Incentive Compensation to the Senior Officers will be 1% on the first $30 Million of purchase price; and
•	2% on the next $20 Million of purchase price; and
•	3% on any additional purchase price and
•	Such fees are to be prorated in the event of a piece meal sale of assets. Such fees will be divided on a 50% - 50% between Thomas T. Fleming and Rose S. DiOttavio

Compensation of Directors:

During the fiscal years ended June 30, 2004 and June 30, 2005, no director of the Company received any cash compensation for serving as a Board Director. Each Director received an annual option of 20,000 shares at $.10/share with a term of five years. During the bankruptcy period this sum was increased to 40,000 shares prorated due to increased risk caused by bankruptcy. Our directors are reimbursed for expenses incurred by them in connection with their activities on behalf of the Company.

In June 2004 all Directors exercised all such options received as Board compensation up to that date. Options were exercised with the issuance of a promissory note from each Director to the Company for the required funds as noted below:

Amount of Note
Thomas T. Fleming	$23,166
Rose S. DiOttavio	$23,166
Charles A. Burton	$21,666
George P. Stasen	$20,500

Subsequently it was determined that such promissory notes were not compliant with Sarbanes Oxley or the new Code of Ethics adopted by the Board of Directors in December 2006. At that time Mr. Fleming and Ms. DiOttavio paid off their notes by offsetting loan amounts due from the Company to Officers. Both Mr. Stasen and Mr. Burton paid off their promissory notes at this time as well so that the Company could be fully compliant.

Employment Contracts and Termination of Employment and Change in Control Arrangements:

We have employment and indemnification agreements with two of our executive officers such that the contracts terminate only after we have repaid the officers’ outstanding debt, interest, compensation or damages to officers’ personal assets due to our defaults. Such contracts provide a severance provision of two years of compensation.

Report on Repricing of Options/SARS: Not Applicable.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 30, 2005, with respect to the beneficial ownership of CRCS securities by officers and directors, individually and as a group, and all holders of more than five (5) percent of the shares of any class of CRCS voting securities. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

Principal Shareholders
Number of Shares Beneficially Owned 1
June 30, 2005

Name and Address of Beneficial Owner	Common Stock[2]	Series A Preferred*	Series C Preferred[3]	Series F Preferred[4]	Options	Total Beneficial Common Shares
Officers and Directors:
Thomas T. Fleming	2,122,229	3,000	121,583	63,530	20,000	2,327,342 (11.1%)
Rose S. DiOttavio	2,027,259	3,000	121,583	17,500	20,000	2,186,342 (10.4%)
Charles A. Burton	262,329	-0-	-0-	-0-	20,000	282,329 (1.3%)
George P. Stasen	318,750	-0-	-0-	-0-	20,000	338,750 (1.6%)
Total Officers and Directors	4,730,567	6,000	243,166	81,030	80,000	5,134,763 (24.5%)
*NOTE: SERIES A PREFERRED SHARES ARE NOT CONVERTIBLE THEREFORE EXCLUDED FROM TOTAL

Name and Address of Beneficial Owner	Common Stock[2]	Series A Preferred	Series C Preferred[3]	Series F Preferred[4]	Options	Total Beneficial Common Shares
(b) Other Beneficial Owners:
Phila. Ventures, 11, L.P. Phila. Ventures-Japan 1, L.P. Phila. Ventures-Japan, 11-L.P. 200 S. Broad Street 8th Floor Philadelphia, Pas. 19102	1,180,697	-0-	-0-	-0-	-0-	1,180,697 (5.6%)
Mentor Special Situation Fund 570 Nottingham Drive P.O. Box 560 Yardley, PA 19067	1,000,000	-0-	-0-	-0-	-0-	1,000,000 (4.8%)
Total Beneficial Owners	6,911,264	6,000	243,166	81,030	80,000	7,315,460 (34.9%)
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

(3)	Series C Convertible Preferred Stock is convertible into Common Stock on the basis of 66.67 share of Common Stock per share of Series C Convertible Preferred Stock.

(4)	Series F Convertible Preferred Stock is convertible into Common Stock on the basis of 50 shares of Common Stock per share of Series F Convertible Preferred Stock.

(5)
Charles A. Burton, a Company Director, is also the Director of Philadelphia Ventures, and General Partner in each of the above Philadelphia Venture funds. Mr. Burton also holds Common Stock personally.

(6)	George P. Stasen, a Company Director, is also General Partner of Mentor Special Situation Fund. Mr. Stasen also holds Common Stock personally.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holder (included in Employee Stock Plan)	80,000	$0.10	80,000*
Total	80,000	$0.10	80,000*
* Reflects Options earned by all Board Directors for service in the Fiscal Year Ended 6/30/05

1996 Employee Stock Plan

In July 1996, the Company’s Board of Directors and Stockholders approved and adopted the Company’s 1996 Stock Plan (the “Plan”). The Plan, as amended in October 1998, provides for the granting of options to purchase up to 3,000,000 shares of common stock, at a price per share as shall be determined by the Company’s Board of Directors from time to time. The Plan provides for the granting of options that do not qualify under Section 422 of the Code. Therefore, the Company will recognize compensation expense for all options issued at less than fair market value on the date of grant equal to the difference between fair market value on the date of grant less the option exercise price multiplied by the number of options granted. No option may have a term longer than five years. Options under the Plan are nontransferable, except in the event of death and are only exercisable by the holder while employed by the Company or until such time as determined by the Board of Directors at is sole discretion. The Plan was extended through January 7, 2008 and the maximum number of shares was increased to 5,000,000.

The majority of the options issued under the Plan were fully vested upon grant. Any options that did not vest upon grant vested within twelve months of grant date.

Outstanding Warrants/Options

During fiscal 2004 and fiscal 2005 no new warrants were issued. At June 30, 2005, there were 1,058,003 warrants outstanding for the purchase of common stock with an exercise price range of $1.00-$3.00.
In January 2005 1,046,119 outstanding warrants issued to Mentor Special Situation fund (MSSF) were cancelled with the issuance of 1,000,000 shares of common stock. Mentor held a subordinated note bearing interest at the rate of 12% per annum. The note required interest payments quarterly and principal payments of $166,666 on December 31, 1998, 1999 and 2000. Associated with the note was a warrant to purchase 333,000 shares of common stock at an exercise price of $1.50 per share expiring August 2001. In 2000 and prior years, the Company issued Mentor additional warrants to purchase 713,119 shares of common stock at an exercise price of $1 per share expiring in August 2006 in exchange for principal and some interest payments that were not paid when due in these years. Due to unpaid interest and principal that were not paid when due in 2000 and prior years, the Company executed an agreement with the note holder on April 4, 2001, which reduced the exercise price on all outstanding warrants held by the note holder from $1.00 to $0.50. In January, 2005 the note was extended to, and all penalty interest was waived through December 31, 2006. Concurrently, the warrants for all shares were cancelled with the issuance of 1,000,000 shares of common stock to Mentor plus 175,000 shares to principals of Mentor for the cancellation of their associated warrants.

During fiscal 2004 and fiscal year 2005 the only new options issued by the Company were to its four Directors. Each Director earns an option to purchase 20,000 shares at an exercise price of $0.10 per share for one year’s service as a member of the Board for each year served. During the Company’s bankruptcy period May 2002 through June 2003 this option amount was increased to 40,000 shares at an exercise price of $0.10 per share prorated for one year of service.

During the fiscal year ended June 30, 2004 each member of the Board of Directors exercised all options held by each Director as follows:

•	Thomas T. Fleming exercised all outstanding options for 231,666 shares on 6/30/04
•	Rose S. DiOttavio exercised all outstanding options 231,666 shares on 6/30/04
•	Charles A. Burton exercised all outstanding options 216,666 shares on 6/30/04
•	George P. Stasen exercised all outstanding options 205,000 shares on 6/30/04

Options were exercised with the issuance of a promissory note from each Director to the Company for the required funds as noted below:

Amount of Note
Thomas T. Fleming	$23,166
Rose S. DiOttavio	$23,166
Charles A. Burton	$21,666
George P. Stasen	$20,500

Subsequently it was determined that such promissory notes were not compliant with Sarbanes Oxley or the new Code of Ethics adopted by the Board of Directors in December 2006. At that time Mr. Fleming and Ms. DiOttavio paid off their notes by offsetting loan amounts due from the Company to Officers. Both Mr. Stasen and Mr. Burton paid off their promissory notes at this time as well so that the Company could be fully compliant.

While new options of 20,000 shares @ $0.10 per share were issued to each director for Board service for the year ended June 30, 2005 no further options were exercised.

A summary of the Company’s stock option activity, and related information for the years ended June 30, 2005 and 2004 follows:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding, June 30, 2003	1,754,438	$0.69
Granted	293,332	$0.10
Canceled	(1,162,772)	$0.99
Exercised	(884,998)	$0.10

Outstanding, June 30, 2004	-	-
Granted	80,000	$0.10
Canceled	-	-
Exercised	-	-
Outstanding, June 30, 2005	80,000	$0.10

As of June 30, 2005, 2004 and 2003, exercisable stock options totaled 80,000, 0 and 1,754,438 and had weighted-average exercise prices of $0.10, $0 and $0.69, respectively.

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. As of June 30, 2005, 20,535,941 shares were issued and outstanding. Holders of Common Stock are entitled to one vote for each share of Common Stock owned of record on all matters to be voted on by stockholders, including the election of directors. The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefor.

The rights of holders of Common Stock to receive dividends are subject to the dividend rights of the holders of Preferred Stock, as described below. Similarly, the rights of holders of Common Stock, upon liquidation or dissolution of the Company, are subject to the preferences afforded to holders of the Company's Preferred Stock.

The Common Stock has no preemptive or other subscription rights, no cumulative voting rights, and there are no conversion rights or redemption provisions. All outstanding shares of Common Stock are validly issued and nonassessable.

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

Holders of all classes and series of Preferred Stock are entitled to vote in the election of directors and on all other matters submitted to stockholders for their approval or consent. None of the Preferred Stock has any cumulative voting rights. The number of votes is equal to the number of shares of Common Stock into which their Preferred Stock is convertible at the time of the meeting at which the vote is cast or, in the case of an action of stockholders taken without a formal meeting, on the date of such action, except that each Preferred A and D shares, which have no conversion rights, are entitled to 65 and 50 votes, respectively, per share. Stockholders owning Series G Preferred are entitled to 2 votes per share.

Series A Preferred Stock

The Company has authorized 10,000 shares of Series A Preferred Stock, $.001 par value per share, of which 6,000 shares are issued and outstanding as of June 30, 2005. The Company's Series A Preferred Stock has a liquidation value of $100.00 per share ($600,000 in the aggregate) in liquidation of the Company; a preference over Common Stock to the extent of its liquidation value; and is entitled to annual dividends in the amount of $4.00 per share (i.e., an annual rate of four (4%) percent) payable semi-annually in arrears unless and until a "Dividend Reset Event" occurs. After a Dividend Reset Event, the annual dividend rate on Series A Preferred will be increased from four (4%) percent to a rate equal to the "prime rate" as published in the Wall Street Journal as of the last business day preceding the Dividend Reset Event plus six (6%) percent. The Series A Preferred is redeemable by the Company, at liquidation value, in whole or in part, at any time after a Dividend Reset Event, upon not less than thirty (30) days written notice.

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

Series C Convertible Preferred Stock

The Company has authorized 25,000 shares of Series C Convertible Preferred Stock, $.001 par value per share, of which 8,147.3 shares are issued and outstanding as of June 30, 2005. Holders of shares of Series C Convertible Preferred Stock (the "Series C Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually.

Each share of Series C Preferred are convertible at the option of its holder into 66.67 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series C Preferred Stock has a liquidation value of $100.00 per share and is senior in rank to all other stock of the Company except for Preferred Series E which shares the same rank and for Preferred Series G which is superior in rank.

The Company has the right to redeem the Series C Shares at $100 per share plus accrued dividends upon not less than thirty (30) days written notice.

Series D Preferred Stock

The Company's Board of Directors has designated 15,000 shares of its Preferred Stock as Series D Preferred Stock, $.001 par value per share of which no shares are issued and outstanding. Holders of shares of Series D Preferred Stock (the "Series D Preferred") will be entitled to annual dividends of $6.00 per share, payable semi-annually. Series D Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company and is equal in rank to the Series A Preferred.
The Company has the right to redeem the Series D Shares at $100.00 per share plus accrued dividends upon not less than thirty (30) days written notice.

Series E Convertible Preferred Stock

The Company's Board of Directors has designated 13,250 shares of its Preferred Stock as Series E Preferred Stock, $.001 par value per share, of which there are no shares issued and outstanding. Holders of shares of Series E Preferred Stock (the "Series E Preferred") are entitled to annual dividends of $6.00 per share payable semi-annually.

Prior to the Series E Redemption Date, each share of Series E Preferred is convertible at the option of its holder into 100 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series E Preferred Stock has a liquidation value of $100.00 per share and is senior in rank to all stock of the Company except for Preferred Series C that shares the same rank and for Preferred Series G which is superior in rank.

After October 26, 2000, the Company has the right to redeem the Series E Shares upon not less than 30 days written notice at $100.00 per share plus accrued dividends. On or after October 26, 2005, holders of Series E Shares have the right to require the Company to redeem shares not previously converted or redeemed.

Series F Convertible Preferred Stock

The Company's Board of Directors has designated 6,000 shares of its Preferred Stock as Series F Convertible Preferred Stock, $.001 par value per share of which 2,870.6 shares are issued and outstanding. Holders of shares of Series F Convertible Preferred Stock (the "Series F Preferred") are entitled to annual dividends of $6.00 per share, payable semi-annually.

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

Series G Convertible Preferred Stock

The Company’s Board of Directors has designated 1,000,000 Shares of Preferred Stock as Series G Convertible Preferred Stock, $.001 par value per share. No shares of Series G were ever issued. Holders of shares of Series G Convertible Preferred Stock (the “Series G Preferred”) are entitled to annual dividends of $0.18 per share, payable semi-annually.

Each share of Series G Preferred is convertible at the option of its holder into 2.00 shares of Common Stock. Conversion prices/ratios will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series G Preferred has a liquidation value of $2.20 per share and is senior in rank to all other stock of the Company.

The Company has the right to redeem the Series G Shares upon no less than thirty (30) days written notice at $2.20 per share plus accrued dividends.

Undesignated Preferred Stock

The Company's Board of Directors presently has the authority by resolution to issue up to 3,923,750 shares of preferred stock in one or more series and fix the number of shares constituting any such series, the voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations, or restrictions thereof, including the dividend rights, dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. For example, the Board of Directors is authorized to issue a series of preferred stock that would have the right to vote, separately or with any other series of preferred stock, on any proposed amendment to the Company's Articles of Incorporation or any other proposed corporate action, including business combinations and other transactions.

Transfer Agent

The Company's transfer agent is StockTrans, Inc., 7 East Lancaster Avenue, Ardmore, PA 19003-2318.

Anti-Takeover Provisions

Although the Board of Directors is not presently aware of any takeover attempts, the Certificate of Incorporation and Bylaws of the Company contain certain provisions which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions.

Authorized but Unissued Shares: The authorized capital stock of the Company includes 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. These shares of capital stock were authorized for the purpose of providing the Board of Directors of the Company with as much flexibility as possible to issue additional shares for proper corporate purposes, including equity financing, acquisitions, stock dividends, stock splits, employee stock option plans, and other similar purposes which could include public offerings or private placements. Shares of Preferred Stock could be issued quickly with terms calculated to delay or prevent a change in control of the Company without any further action by the stockholders.

No Cumulative Voting: Neither the Company's Articles of Incorporation nor its Bylaws contain provisions for cumulative voting. Cumulative voting entitles each stockholder to as many votes as equal the number of shares owned by him multiplied by the number of directors to be elected. With cumulative voting, a stockholder may cast all these votes for one candidate or distribute them among any two or more candidates. Thus, cumulative voting for the election of directors allows a stockholder or group of stockholders who hold less than 50% of the outstanding shares voting to elect one or more members of a board of directors. Without cumulative voting for the election of directors, the vote of holders of a plurality of the shares voting is required to elect any member of a board of directors and would be sufficient to elect all the members of the board being elected.

ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that the terms of the transactions described below were as favorable to us as would have been obtained by us in arms-length negotiation with non-affiliated entities.

From time to time Thomas Fleming and Rose DiOttavio have made advances to the Company. A substantial portion of these advances consisted of funds from bank financings obtained by Mr. Fleming and Ms. DiOttavio personally, or the Fleming Family Trust. For the fiscal years ended June 30, 2004 and 2005 the Company's Chief Executive Officer and President received compensation from the Company consisting of salary, compensation accrued but not paid, and options in their capacity as managing directors. Chairman of the Board, Thomas T. Fleming, charged operations with $157,392 in 2004 and $285,612 in 2005; of these sums $54,000 and $128,612 respectively were accrued and not paid. The President, Rose S. DiOttavio charged operations with $161,091 in 2004 and $285,212 in 2005; of these sums $54,000 and $155,612 respectively were accrued and not paid. Mr. Fleming and Ms. DiOttavio have each received options of 20,000 shares at $.10 yearly for services as Directors of which this sum was doubled to 40,000 shares at $.10 per year prorated during the period the Company was in bankruptcy.

A principal of Mentor, who serves as a member of our Board of Directors, was issued 113,750 shares of our common stock concurrent with the January 2005 extension of the note payable to Mentor. He held a total of 318,750 and 205,000 shares of common stock as of June 30, 2005 and 2004, respectively.

Personal Guarantees by Principal Stockholders

Our subsidiaries have various debt instruments such as mortgage loans, lines of credit, and term loans which either are loans made directly to the Company or directly to the officers and are secured by personal guarantees and collateral of Thomas Fleming, the Fleming Family Trust, Rose DiOttavio, in various combinations. Such collective debt elements total $17,904,692 at June 30, 2005

ITEM 13 -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s Independent Registered Public Accounting Firm were $166,013 for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2005 and 2004.

Audit-Related Fees. No fees were billed in each of the last two fiscal years for assurance and related services by the Independent Registered Public Accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the caption “Audit Fees.”

Tax Fees . No fees were billed in each of the last two fiscal years for professional services rendered by the Independent Registered Public Accounting Firm for tax compliance, tax advice and tax planning services.

All Other Fees.   Other than the services described above, no other fees were billed by the Independent Registered Public Accounting Firm for the fiscal years ended June 30, 2005 and 2004.

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A list of exhibits filed as part of this report is set forth in the Exhibit Index starting on page 50 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, State of Pennsylvania, on January 29, 2007.

CoreCare Systems, Inc.

By: /s/ Thomas T. Fleming
Name: Thomas T. Fleming
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on January 29, 2007.

Signature	Title	Date

/s/ Thomas T. Fleming	Chairman of the Board	January 29, 2007
Thomas T. Fleming	and Chief Executive
Officer

/s/ Rose S. DiOttavio	President and Director	January 29, 2007
Rose S. DiOttavio

/s/ George P. Stasen	Director	January 29, 2007
George P. Stasen

/s/ Charles A. Burton	Director	January 29, 2007
Charles A. Burton

/s/ Gardner Kahoe	Corporate Secretary	January 29, 2007
Gardner Kahoe

/s/ John Gill	Chief Financial Officer	January 26, 2007
John Gill

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
F-1	Report of Independent Registered Public Accounting Firm
F-2, 3	Consolidated Balance Sheets as of June 30, 2005, 2004 and 2003
F-4	Consolidated Statements of Operations for the years ended June 30, 2005 and 2004
F-5	Consolidated Statements of Changes in Stockholders Deficiency for the years ended June 30, 2005 and 2004
F-6	Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004
F-7 - F-35	Notes to Consolidated Financial Statements
2.1	Reorganization Plan (1)
2.2	Confirmation Plan (1)
2.3	Disclosure Plan (1)
2.4	Financial Summary of Reorganization Plan (1)
3(I)	Certificate of Incorporation of Corecare Systems, Inc. (2)
3(II)	Bylaws of Corecare Systems, Inc. (3)
14	Code of Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Press Release
(1) Incorporated herein by reference to the Registrant’s Current Report on Form 8K, dated June 24, 2004 and filed July 27, 2004.
(2) Incorporated herein by reference to Form 10-SB, Exhibits 2.1, 2.2 and 3.2 filed August 13, 1998
(3) Incorporated herein by reference to Form 10-SB, Exhibit 2.3 filed August 13, 1998

CORECARE SYSTEMS, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

TABLE OF CONTENTS

EXHIBIT	PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	2 - 3

Statements of Operations	4

Statements of Changes in Stockholders’ Deficiency	5

Statements of Cash Flows	6

Notes to Financial Statements	7 - 35

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CoreCare Systems, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of CoreCare Systems, Inc. and Subsidiaries as of June 30, 2005, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoreCare Systems, Inc. and Subsidiaries as of June 30, 2005, 2004 and 2003, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is not in compliance with certain loan covenants with certain lenders. Additionally, the Company has substantial working capital deficiencies of $13,516,917, $12,136,273 and $34,843,282 as of June 30, 2005, 2004 and 2003, respectively and stockholders’ deficiencies of $26,065,569, $26,056,691 and $25,288,103 as of June 30, 2005, 2004 and 2003, respectively. The aforementioned items raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
December 4, 2006

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003
ASSETS

CURRENT ASSETS
Cash	$123,980	$131,878	$2,339
Restricted cash	-	900,000	-
Accounts receivable, net of allowance for
doubtful accounts	2,236,178	4,246,294	3,632,481
Prepaid expenses and other current assets	451,119	308,874	373,834
TOTAL CURRENT ASSETS	2,811,277	5,587,046	4,008,654

PROPERTY AND EQUIPMENT, net of
accumulated depreciation and amortization	9,717,576	9,214,839	9,096,745

OTHER ASSETS
Other	168,517	128,434	458,434
TOTAL OTHER ASSETS	168,517	128,434	458,434

TOTAL ASSETS	$12,697,370	$14,930,319	$13,563,833

See Notes to Consolidated Financial Statements

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Lines of credit	$2,174,175	$2,147,452	$2,722,015
Current portion of long-term debt	4,023,650	3,113,375	16,766,236
Current portion of obligations under capital leases	13,333	11,109	75,000
Accounts payable - bankruptcy, current portion	310,921	417,716	4,501,764
Accounts payable	2,770,631	2,304,679	2,184,700
Advances from officers/stockholders	1,603,519	1,264,822	1,065,188
Accrued salaries and expenses	3,512,967	3,452,133	2,358,513
Payroll taxes payable - bankruptcy, current portion	1,216,863	3,126,256	-
Payroll taxes payable, current portion	200,986	1,478,459	8,524,227
Obligations due to Medicare	501,149	407,318	654,293
TOTAL CURRENT LIABILITIES	16,328,194	17,723,319	38,851,936

LONG-TERM LIABILITIES
Obligations under capital leases, net of current portion	50,558	63,891	-
Accounts payable - bankruptcy, net of current portion	4,194,717	4,394,234	-
Payroll taxes - bankruptcy, net of current portion	3,756,333	4,585,356	-
Payroll taxes payable, net of current portion	727,229	-	-
Long-term debt, net of current portion	13,705,908	14,220,210	-
TOTAL LONG-TERM LIABILITIES	22,434,745	23,263,691	-

TOTAL LIABILITIES	38,762,939	40,987,010	38,851,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value
5,000,000 shares authorized,
17,018 shares issued and outstanding	17	17	17
Common stock, $.001 par value
50,000,000 shares authorized, 20,535,941, 19,260,941 and 18,320,943 shares issued and
outstanding	20,536	19,261	18,321
Additional paid-in capital	17,917,541	18,187,316	18,541,963
Stock subscriptions receivable	(88,500)	(88,500)	-
Accumulated deficit	(43,915,163)	(44,174,785)	(43,848,404)
TOTAL STOCKHOLDERS' DEFICIENCY	(26,065,569)	(26,056,691)	(25,288,103)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$12,697,370	$14,930,319	$13,563,833

See Notes to Consolidated Financial Statements

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
REVENUES
Patient services, net	$20,396,957	$18,419,464
Rental income	1,764,271	1,626,950
Other income	1,245,415	1,169,633
TOTAL REVENUES	23,406,643	21,216,047

OPERATING EXPENSES
Salaries	10,665,665	9,384,026
Payroll taxes	966,208	844,560
Employee benefits	936,680	816,408
Contract labor	1,447,669	403,812
Selling and administrative	5,742,727	5,145,543
Bad debt expense	1,222,098	751,530
TOTAL OPERATING EXPENSES	20,981,047	17,345,879

INCOME FROM OPERATIONS	2,425,596	3,870,168

OTHER INCOME (EXPENSES)
Miscellaneous	-	48,537
Reorganizational expenses	-	(913,938)
Depreciation and amortization	(331,603)	(446,101)
Interest	(3,156,974)	(2,989,888)
TOTAL OTHER INCOME (EXPENSES)	(3,488,577)	(4,301,390)

LOSS FROM CONTINUING OPERATIONS BEFORE
EXTRAORDINARY GAIN AND DISCONTINUED OPERATIONS	(1,062,981)	(431,222)

PROVISION FOR INCOME TAXES	-	-

EXTRAORDINARY GAIN ON THE FORGIVENESS OF DEBT, net
of income tax of zero	1,140,672	-

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS	77,691	(431,222)

DISCONTINUED OPERATIONS, net of income tax of zero	181,931	104,841

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$259,622	$(326,381)

Basic income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.02)
Income from discontinued operations	$0.01	$0.01
Income from extraordinary gain on forgiveness of debt	$0.06	$-
Total	$0.02	$(0.01)

Weighted average shares used to compute basic net income (loss) available to common stockholders per common share:
Basic	19,843,886	18,350,861

Fully diluted income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.02)
Income from discontinued operations	$0.01	$0.01
Income from extraordinary gain on forgiveness of debt	$0.05	$-
Total	$0.01	$(0.01)

Weighted average shares used to compute fully diluted net income (loss) available to common stockholders per common share:
Fully diluted	21,668,599	18,350,861

See Notes to Consolidated Financial Statements

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED JUNE 30, 2005 AND 2004

	Preferred Stock		Common Stock		Additional	Stock
	Number of		Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balances, June 30, 2003	17,018	$17	18,320,943	$18,321	$18,541,963	$-	$(43,848,404)	$(25,288,103)

Shares issued as employee compensation	-	-	55,000	55	2,145	-	-	2,200

Shares issued in conjunction with exercise of options	-	-	884,998	885	87,615	(88,500)	-	-

Return of additional paid-in capital	-	-	-	-	(330,000)	-	-	(330,000)

Cancellation of warrants	-	-	-	-	(114,407)	-	-	(114,407)

Net (loss) for the year ended June 30, 2004	-	-	-	-	-	-	(326,381)	(326,381)

Balances, June 30, 2004	17,018	$17	19,260,941	$19,261	$18,187,316	$(88,500)	$(44,174,785)	$(26,056,691)

Shares issued as employee compensation	-	-	100,000	100	5,900	-	-	6,000

Shares issued in lieu of interest on debt	-	-	1,175,000	1,175	69,325	-	-	70,500

Cancellation of warrants	-	-	-	-	(345,000)	-	-	(345,000)

Net income for the year ended June 30, 2005	-	-	-	-	-	-	259,622	259,622

Balances, June 30, 2005	17,018	$17	20,535,941	$20,536	$17,917,541	$(88,500)	$(43,915,163)	$(26,065,569)

See Notes to Consolidated Financial Statements

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$77,691	$(431,222)
Noncash adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Common stock issued for compensation for services provided
and interest expense	76,500	(112,207)
Depreciation and amortization	331,603	446,101
Bad debt expense	1,222,098	751,530
Forgiveness of debt	(1,140,672)	-
Gain on asset disposals	-	(21,126)
Changes in assets and liabilities
(Increase) decrease in operating assets
Restricted cash	900,000	(900,000)
Accounts receivable	788,018	(1,365,343)
Prepaid expenses and other current assets	(142,245)	64,960
Other assets	(40,083)	-
Increase (decrease) in operating liabilities
Accounts payable	915,548	430,165
Accrued salaries and expenses	100,598	1,093,620
Payroll taxes payable	(3,288,660)	665,844
Obligations due to Medicare	93,831	(246,975)
NET CASH PROVIDED BY (USED IN) CONTINUING
OPERATIONS	(105,773)	375,347
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	380,563	254,603
NET CASH PROVIDED BY OPERATING ACTIVITIES	274,790	629,950

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(834,340)	(564,195)
Proceeds from asset disposals	-	21,126
NET CASH USED IN INVESTING ACTIVITIES	(834,340)	(543,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officers/stockholders	338,697	199,634
Repayment of capital lease obligations	(11,109)	-
Proceeds from long-term debt	395,973	567,349
Proceeds from (repayment of) lines of credit	26,723	(574,563)
NET CASH PROVIDED BY CONTINUING OPERATIONS	750,284	192,420
NET CASH USED IN DISCONTINUED OPERATIONS	(198,632)	(149,762)
NET CASH PROVIDED BY FINANCING ACTIVITIES	551,652	42,658

NET INCREASE (DECREASE) IN CASH	(7,898)	129,539

CASH, BEGINNING	131,878	2,339

CASH, ENDING	$123,980	$131,878

See Notes to Consolidated Financial Statements

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 1 COMPANY AND ORGANIZATION

On February 27, 1997, CoreCare Systems, Inc. through its wholly-owned subsidiary, CoreCare Behavioral Health Management, Inc., (“CCBHM”) acquired the property of the Institute of Pennsylvania Hospital and renamed it Kirkbride Center (“Kirkbride”). Kirkbride is comprised of approximately 420,000 square feet of commercial real estate on 21 acres of land in Philadelphia, Pennsylvania where CoreCare Systems, Inc. and Subsidiaries (the “Company”) operates.

Kirkbride is licensed for 74 acute inpatient psychiatric beds, 7 drug and alcohol detoxification beds, and 130 drug and alcohol rehabilitation beds. Additionally, Westmeade Healthcare, Inc., (“WHI”) referred to as the “Blackwell Center”in the Community is licensed as an adolescent residential treatment facility with 32 licensed beds. The Company also operates a food service company.

The Company is utilizing approximately 53% of Kirkbride for its psychiatric and rehabilitation services and leases the balance for medical offices, several schools, a food processing plant, university related vocational programs and to various other social service agencies.

A description of the subsidiary companies included in the Consolidated Financial Statements follows:

CoreCare Behavioral Health Management, Inc. (“CCBHM”)

This company operates the inpatient psychiatric hospital and the drug and alcohol rehabilitation program.

Westmeade Healthcare, Inc. (“WHI”)

This company operates a 32-bed adolescent residential treatment facility known as The Blackwell Center.

Kirkbride Realty Corporation, Inc. (“KRC”)

This Company owns, operates and maintains the six principal buildings totaling approximately 325,000 net rentable square feet and the 21-acre campus in Philadelphia, Pennsylvania. KRC also acts as rental agent for the unaffiliated tenants. This company was formed in 2004 as part of the Chapter 11 Reorganization Plan for CCBHM (See Note 2)

CoreCare Food Services, Inc. (“CCFS”)

This company provides food services to CCBHM, WHI and several tenants under contract.

Quantum Managed Mental Health, Inc. (“Quantum”)

This company conducts clinical drug trials for the pharmaceutical industry (See Note 22).

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 2 GOING CONCERN/OPERATIONS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has working capital deficiencies of $13,516,917, $12,136,273 and $34,843,282, as of June 30, 2005, 2004 and 2003, respectively and stockholders’ deficiencies of $26,065,569, $26,056,691 and $25,288,103 as of June 30, 2005, 2004 and 2003, respectively. Additionally, the Company is not in compliance with certain loan covenants and is delinquent with certain lenders. As a result, payment of the debt could be demanded immediately. The Company is pursuing debt refinancing and the possible sale of selected assets as well as continuing discussions with certain lenders regarding covenant waivers, deferrals or other remedies that could be reached in connection with its debt obligations. The Company has retained Lewis J. Kaufman and BB&T Capital Markets as investment bankers to assist in debt restructuring and maximizing stockholder value. As discussed in “Financial Restructuring”, on May 6, 2002 (the “petition date”), CoreCare Systems, Inc.’s major subsidiary, CCBHM, doing business as the Kirkbride Center, and its then active affiliate, CoreCare Realty Corporation filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Company’s Plan of Reorganization was approved on May 27, 2004, and was effective July 7, 2004, without any changes in the Company’s equity structure.

The Company believes it will be able to resolve its liquidity problems given its improving cash flow and due to other improvements initiated by the Plan of Reorganization.

Although management believes the Company will continue to operate, the financial condition of the Company at June 30, 2005, raises a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Financial Restructuring

On July 7, 2004 (the “Emergence Date”), the Company emerged from Chapter 11, pursuant to the Plan of Reorganization (the “Plan”) confirmed by the bankruptcy court. Pursuant to the Plan and the mortgage loan re-financing, all real property was transferred to KRC, a newly formed subsidiary in July 2004.

The accompanying consolidated statements of operations include certain restructuring and reorganizational expenses directly related to debt restructuring and reorganization.

On December 17, 1999, the common stock of the Company was de-listed from the OTC Electronic Bulletin Board and now trades on the “Pink Sheets.” The liquidity of the Company’s common stock was adversely affected.

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of CoreCare Systems, Inc. and its wholly-owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any adjustments when necessary.

Concentration of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk, consist principally of trade receivables from government health care systems, such as Medicare, Medicaid and Community Behavioral Health. The Company establishes a provision for doubtful accounts based upon factors surrounding the credit risk of nongovernmental health system payors, historical trends and other information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Certain furniture and equipment have been acquired at cost under capital lease obligations and are stated at cost less accumulated amortization. Additions are capitalized and maintenance and repairs are charged to current operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is included in current operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets.

Revenue Recognition

CCBHM has agreements with third-party payors that provide for payments to CCBHM at amounts different from its established rates. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered. Retroactive adjustments are accrued on an estimated basis in the period in which the services are rendered and adjusted in future periods as final settlements are determined. On January 1, 2005, the Medicare Program began a three (3) year transition to a fully prospective payment system for inpatient psychiatric hospitals. During the transition period, reimbursement to psychiatric hospitals will be a blend of a national rate and historic hospital reimbursable cost. CCBHM submits an annual cost report and is subject to audit by the Medicare fiscal intermediary.

Residential and rehabilitative program income is based on daily rates contracted with third-party payors and private individuals. Resident and program revenue is reported net of contractual allowances from residents and third-party payors.

Rental income is recorded on a monthly basis per contractual agreements. Food service revenue is recorded based on agreed-upon amounts per meals served and additional costs incurred. Revenue for Quantum was recognized in the month in which the clinical drug trial is conducted and is reported in discontinued operations.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation reserves have been recorded to offset deferred tax assets (see Note 14).

Fair Value of Financial Instruments

In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including accounts receivable, accounts payable and short-term debt, it was estimated that the carrying amount approximated fair value for these instruments because of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company’s interest rates approximated interest rates existing at the time the debt was incurred.

Allowance For Doubtful Accounts

The Company’s allowance for doubtful accounts is estimated utilizing current aging of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other receivables deemed to be uncollectible.

The Company’s bad debt expense totaled $1,222,098 and $751,530 for the years ended June 30, 2005 and 2004, respectively.

NOTE 4 RESTRICTED CASH

Restricted cash, as of June 30, 2004, consisted of $900,000 received in June 2004 from tobacco revenues, held, maintained and paid in accordance with the Plan of Reorganization. Those funds were used to pay certain bankruptcy creditors at the refinancing of the mortgage on July 7, 2004, in accordance with the related restrictions.

NOTE 5 ACCOUNTS RECEIVABLE

As of June 30, 2005, 2004 and 2003, accounts receivable and allowance for doubtful accounts are as follows:

	2005	2004	2003
Patient accounts receivable	$9,968,954	$9,695,394	$8,374,532
Less allowance for doubtful accounts	8,506,557	7,449,518	6,661,403
Net patient accounts receivable	1,462,397	2,245,876	1,713,129
Pennsylvania Tobacco Settlement Funds	577,229	1,260,468	1,533,674
Pennsylvania disproportionate share revenue	-	400,000	200,000
Other	196,552	339,950	185,678

Total accounts receivable, net	$2,236,178	$4,246,294	$3,632,481

As of June 30, 2005, 2004 and 2003, the Company’s three largest payers represented 83%, 86% and 87%, respectively, of the net patient receivables outstanding.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 6  PROPERTY AND EQUIPMENT

As of June 30, 2005, 2004 and 2003, property and equipment consisted of the following:
	Estimated
	Useful Lives
	In Years	2005	2004	2003
Land		$1,640,271	$1,640,271	$1,640,271
Buildings	31.5 to 40.0	6,281,701	6,254,100	6,254,100
Building improvements	31.5 to 40.0	3,258,492	2,563,538	2,111,282
Furniture and equipment	5.0 to 7.0	1,266,919	1,171,447	1,080,634
Automobiles	3.0 to 5.0	93,049	76,736	76,736
Furniture and equipment under capital leases	3.0 to 5.0	945,536	945,536	945,536
		13,485,968	12,651,628	12,108,559
Less accumulated depreciation and amortization		3,768,392	3,436,789	3,011,814

		$9,717,576	$9,214,839	$9,096,745

Depreciation and amortization expenses for the years ended June 30, 2005 and 2004 was $331,603 and $446,101, respectively.

NOTE 7 LINES OF CREDIT

Outstanding balances under various line of credit facilities are as follows:

			Interest %	June 30,
			Per Annum	2005	2004	2003
Fleming Family Trust	(A	)	10%	$1,409,000	$1,379,000	$1,379,000
Madison Bank	(B	)	Prime plus 1.5%	468,500	468,500	468,500
Madison Bank	(C	)	Prime plus 1.5%	296,675	299,952	299,952
GE Capital Commercial Finance, Inc.	(D	)	Prime plus 1.5%	-	-	574,563

				$2,174,175	$2,147,452	$2,722,015

(A)
On June 4, 2003, Phyllys B. Fleming, on behalf of Fleming Family Trust, a related party (see Note 16), paid off the original promissory note of $1,100,000 to United States Trust Company of New York. Effective on that date, a note was issued to Fleming Family Trust in the amount of $1,379,000, representing principal and interest accrued on the original note to United States Trust Company of New York. Interest on principal accrues at a rate of 10% per annum. No payment of principal or interest was due on the note until June 5, 2005, when full payment of interest accrued to date was due with interest thereafter to be paid on a monthly basis. Additionally, four annual principal payments of $344,750 were due beginning on June 4, 2005 and ending with the final principal payment on June 4, 2008. During the year ended June 30, 2005 an additional $200,000 was borrowed of which $170,000 was repaid. The Company is currently in default and negotiating repayment terms. Interest expense for the years ended June 30, 2005 and 2004, was $142,567 and $113,075, respectively. Accrued interest expense as of June 30, 2005, 2004 and 2003, were $255,642, $113,075 and $0, respectively.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 7 LINES OF CREDIT (continued)

(B)
The Company borrowed $468,500 under its May 1998, line of credit facility agreement with Madison Bank, which is collateralized by an irrevocable letter of credit in the amount of $475,000 secured by assets of the Fleming Family Trust. Interest on outstanding balances accrues at the rate of prime plus 1.5% (7.50% as of June 30, 2005). The facility is payable upon demand with no maturity date.

(C)
Line of credit payable to Madison Bank for $300,000 and was secured by an expanded letter of credit on September 20, 2000. Interest is accrued at a rate of prime plus 1.5% (7.50% as of June 30, 2005). The facility is payable upon demand with no maturity date.

(D)	This line of credit was paid off in May 2004.

NOTE 8 LONG-TERM DEBT

Notes and Mortgage Loans Payable
			Interest %	June 30,
			Per Annum	2005	2004	2003
CoreCare Behavioral Health
Management, Inc. (CCBHM)
WRH Mortgage, Inc.	(A	)	LIBOR plus 750 basis points	$-	$-	$13,751,723
Kirkbride Holdings, LLC (Allied Partners)	(B	)	LIBOR plus 1,000 basis points not to exceed 12.5%	14,538,884	14,025,000	-

Directors' and Officers' insurance	(C	)	0.00%	-	56,583	-

Westmeade Healthcare, Inc.
Finova Capital Corporation (Finova)	(D	)	11.00%	115,129	143,333	175,116

CoreCare Systems, Inc.
Merrill Lynch	(E	)	Base lending rate plus .625%	767,257	767,257	752,756
Mentor Special Situation Fund, L.P. (Mentor)	(F	)	12%	499,667	499,667	499,667
Steve Guarino	(G	)	20%	243,799	243,799	243,799
Don Won Kang	(H	)	20%	250,000	250,000	250,000
Tak Soon Yun	(I	)	20%	235,000	235,000	235,000
Jung & Eun Lee	(J	)	20%	215,000	215,000	215,000
Health Horizon	(K	)	0%	-	-	43,535
Mark Wachs	(L	)	10%	12,949	12,949	12,949
Senior Lifestyles, Inc.	(M	)	0%	31,969	31,969	31,969
Blue Bell Capital	(N	)	6%	150,000	150,000	150,000
First Capital	(O	)	12%	180,000	180,000	185,000
Donald Camplese	(P	)	12%	219,722	219,722	219,722
Baptist Children's Services	(Q	)	5%	270,182	303,306	-
				17,729,558	17,333,585	16,766,236
Less current portion				4,023,650	3,113,375	16,766,236

				$13,705,908	$14,220,210	$-

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 8 LONG-TERM DEBT (continued)

(A)	This note was sold by WRH Mortgage, Inc. to Kirkbride Holdings, LLC on December 19, 2003.

(B)
This note was purchased from WRH Mortgage, Inc. in December 2003. Based upon the Bankruptcy Reorganization Plan, a new agreement was enacted with a principal balance of $14,025,000 (Tranche A). The first mortgage note is being amortized over a 30-year straight-line amortization schedule. Principal payments of $38,958 together with accrued and unpaid interest on the outstanding balance were due beginning April 1, 2004. Interest on principal accrues monthly at the rate of 1,000 basis points over LIBOR, which is capped at the maximum amount of 250 basis points. Additional principal payments are due monthly based on a percentage of rental revenue. The note matures on July 7, 2007, three years from the effective date, when the entire unpaid principal and all accrued interest, late charges, escrow shortages and other fees if applicable will be due and payable in full.

In July 2004, the Company borrowed an additional $1,250,000 (Tranche B). Interest on principal accrues at the same rate as Tranche A. $100,000 of the proceeds funded a Debt Service Reserve Fund maintained by the Mortgagee. This fund is included in prepaid assets. Monthly principal payments were due beginning July 1, 2004, at varying amounts until September 2004, when the payment was fixed at $100,000. The principal amount is subject to increase based upon the actual collection of accounts receivable as of March 31, 2004. In May 2006, the terms were amended.

(C)	An interest free loan of the down payment for the Directors and Officers insurance policy. This was paid off in the year ended June 30, 2005.

(D)
The Company obtained a Promissory Note in May 2002, after the sale of its Warwick, Pennsylvania facility. This note bore interest at 11% and matured on May 30, 2006. In May 2006, the note was assigned to Steamboat Capital VII, LLC and the maturity date extended to May 30, 2007. At that time the interest rate was changed to prime plus 8%.

(E)
Note payable in monthly installments of $10,000 until December 31, 1999, at which time the balance and all accrued interest was payable on demand. This note was not paid off and remains unpaid despite periodic principal payments. The rate of interest charged monthly on the balance is the Merrill Lynch “Base Lending Rate” plus 0.625% not to exceed 2.625% based on the outstanding loan balance (combined 5.89% as of June 30, 2005). This note is guaranteed by a corporate officer and the pledge of certain of that officer’s personal assets.

(F)
Subordinated note bearing interest at the rate of 12% per annum. The note required interest payments quarterly and principal payments of $166,666 on December 31, 1998, 1999 and 2000. Associated with the note was a warrant to purchase 333,000 shares of common stock at an exercise price of $1.50 per share expiring August 2001. In 2000 and prior years, the Company issued Mentor additional warrants to purchase 713,119 shares of common stock at an exercise price of $1 per share expiring in August 2006, in exchange for principal and some interest payments that were not paid when due in these years. Due to unpaid interest and principal that were not paid when due in 2000 and prior years, the Company executed an agreement with the noteholder on April 4, 2001, which reduced the exercise price on all outstanding warrants held by the noteholder from $1.00 to $0.50. In January 2005, the note was extended to, and all penalty interest was waived through December 31, 2006. The Company is currently renegotiating repayment terms. Concurrently, the warrants for all shares were cancelled with the issuance of 1,000,000 shares of common stock to Mentor plus 175,000 shares to principals of Mentor (See Note 16).

(G)	Investor note payable bearing interest at 20%. This note matured during 1997 and the Company is currently in default and negotiating repayment terms.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 8 LONG-TERM DEBT (continued)

(H)
Investor note, interest payable monthly at the rate of 20% per annum. The entire principal and any unpaid interest matured in October 2001. The Company is currently in default and negotiating repayment terms.

(I)
Investor notes, interest payable monthly at the rate of 20% per annum. The entire principal and any unpaid interest matured in December 2001. The Company is currently in default and negotiating repayment terms.

(J)
Investor note, interest payable monthly at the rate of 20% per annum. The entire principal and any unpaid interest matured in October 2001. The Company is currently in default and negotiating repayment terms.

(K)	Pursuant to a court order this claim was repaid in 24 consecutive payments.

(L)
Convertible promissory note, originally due January 31, 1998, bearing interest at the rate of 10% per annum. The note is convertible into common stock of the Company at the rate of one share of common stock for each $1.50 of debt converted. The note also carries a warrant to purchase 400 shares of common stock at an exercise price of $3.00 per share for each $1,000 of debt converted.

(M)	Non-interest bearing demand note payable to an organization of which the Chairman and the President serve as Board members. The note was repaid in October 2005.

(N)
Promissory note, interest payable monthly at the rate of 6% per annum. The Company has defaulted on interest payments on the note since 2001. On December 8, 2000, the Company signed a settlement agreement making the note due upon substantive refinancing of the existing mortgage note if net proceeds are available.

(O)
Promissory note, interest payable monthly at the rate of 12% per annum. The note matured in 2002 and the Company has defaulted on principal and interest payments. The note is guaranteed by an open ended mortgage on the property and personal guarantees of the directors.

(P)
Judgment order on May 11, 1999, in the amount of $250,000. Interest accrues at the default rate of 12% per annum. The Company is currently in default with the terms of the note. ($30,278 is included in accounts payable - bankruptcy to be paid over a 10-year period).

(Q)
Note payable for tenant financed building improvements payable in monthly installments at a rate of 5%. The note is amortized by reduced rent payments. All principal and interest will become due in July 2008, if the lease is not renewed.

The annual maturities on long-term debt as of June 30, 2005, 2004 and 2003 are as follows:

Years ending June 30,	2005	2004	2003
2004			$16,766,236
2005		$3,113,375	-
2006	$4,023,650	514,302	-
2007	1,013,459	1,013,459	-
2008	12,564,249	12,564,249	-
2009	128,200	128,200	-
	17,729,558	17,333,585	16,766,236
Less current portion	4,023,650	3,113,375	16,766,236

	$13,705,908	$14,220,210	$-

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 8 LONG-TERM DEBT (continued)

Obligations Under Capital Leases

The future minimum lease payments under capital leases as of June 30, 2005, 2004 and 2003 are as follows:

Years ending June 30,	2005	2004	2003

2004			$95,611
2005		$17,529	-
2006	$19,122	19,122	-
2007	19,122	19,122	-
2008	19,122	19,122	-
2009	20,716	20,716	-
Total minimum lease payments	78,082	95,611	95,611
Less amount representing interest (10%)	14,191	20,611	20,611
Present value of net minimum lease payments	63,891	75,000	75,000
Less current portion of capital lease obligations	13,333	11,109	75,000

	$50,558	$63,891	$-

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payment or the fair value of the assets. The assets are amortized over their estimated useful lives.

Amortization of the equipment acquired under capital leases was $-0- and $117,200 for the years ended June 30, 2005 and 2004, respectively. The net book value of equipment under capital leases as of June 30, 2005, 2004 and 2003 amounted to $-0-, $-0- and $117,200, respectively.

NOTE 9  ACCOUNTS PAYABLE - BANKRUPTCY

Below is a summary of the annual maturities of the unsecured creditors’ liability as of June 30, 2005 and 2004, per the confirmed Plan of Reorganization:

Years ending June 30,	2005	2004

2005		$417,716
2006	$310,921	252,420
2007	469,405	469,405
2008	671,461	671,461
2009	995,776	995,776
2010	1,109,882	1,109,882
Thereafter	948,193	895,290
	4,505,638	4,811,950
Less: short-term portion	310,921	417,716

	$4,194,717	$4,394,234

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 10 ADVANCES FROM OFFICERS/STOCKHOLDERS

Amounts are payable to two officers/stockholders totaling $1,603,519, $1,264,822 and $1,065,188 as of June 30, 2005, 2004 and 2003, respectively. These amounts reflect both direct advances to the Company as well as monies advanced to cover expenses paid on behalf of the Company. These advances bear interest at the rates of 8.5%, 6.5% and 6.5% as of June 30, 2005, 2004 and 2003, respectively. During the years ended June 30, 2005 and 2004, the Company also repaid $60,731 and $120,050, respectively, to financial institutions for loans on behalf of the officers/stockholders. Interest expense for the years ended June 30, 2005 and 2004 was $9,844 and $15,028, respectively (See Note 16).

NOTE 11 PAYROLL TAXES PAYABLE - NON-BANKRUPTCY

In November 1999, WHI filed installment agreements to repay past due payroll taxes. The Company agreed to pay the federal taxes owed plus penalties and interest in then monthly payments of $5,000 due on the 15th of each month, until July 1, 2000, whereby the monthly amount increased to $10,000 due on the 15th of each month until the total liability of approximately $438,000 is paid in full. In October 2000, the Company ceased paying these sums. In April 2004, a new installment agreement was made whereby the Company agreed to monthly payments of $15,000 which includes interest at 6.4%.

In April 2006, the Company agreed to a $154,547 Judgment with the City of Philadelphia concerning unpaid taxes owed by Managed Careware, Inc., a long inactive subsidiary. The Judgment requires an initial payment of $15,000 and 36 payments of $4,300 which includes interest at 8.5%.

Below is a summary of the annual maturities of the non-bankruptcy related payroll taxes payable as of June 30, 2005:

Years ending June 30,	City of Phila. (CMI)	Westmeade (IRS)	Other	Total
2005	$-	$125,470	$75,516	$200,986
2006	18,502	136,561	-	155,063
2007	43,622	148,632	-	192,254
2008	46,710	161,769	-	208,479
2009	45,713	125,720	-	171,433
Therafter	-	-	-	-
	$154,547	$698,152	$75,516	$928,215

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 12 PAYROLL TAXES PAYABLE - BANKRUPTCY

Below is a summary of payroll taxes payable as of June 30, 2005 and 2004 per confirmed Plan of Reorganization:
			Interest %	June 30,
			Per Annum	2005	2004
Internal Revenue Service
Secured Claim - Class 2	(A	)	5%	$212,386	$1,067,696

Secured Claim - Class 2	(B	)	N/A	-	900,000

Administrative Claim - Class 2	(C	)	N/A	100,000	200,000

Secured Claim - Class 2	(D	)	N/A	-	425,000

Priority Claim - Class 2	(E	)	5%	999,306	1,074,989

City of Philadelphia
Secured Claim - Class 8	(F	)	7%	2,018,507	2,100,000

Secured Claim - Class 8	(G	)	7%	919,633	919,633

Pennsylvania Department of Revenue
Administrative Claim - Class 4	(H	)	7%	89,559	184,558

Priority Claim - Class 4	(I	)	7%	234,065	249,462

Secured Claim - Class 4	(J	)	7%	330,974	427,745

Commonwealth of Pennsylvania
Department of Labor and Industry
Secured Claim - Class 5	(K	)	7%	68,766	73,360

Priority Claim - Class 5	(L	)	7%	-	89,169
				4,973,196	7,711,612
Less current portion				1,216,863	3,126,256

				$3,756,333	$4,585,356

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 12 PAYROLL TAXES PAYABLE - BANKRUPTCY (continued)

(A)
Amount due pursuant to the confirmed Plan of Reorganization is payable in 72 equal monthly installments of principal and interest (5% per annum), in the amount of $17,195. Initial payment was due August 2004, and will mature in 2010.

(B)
Amount due pursuant to the confirmed Plan of Reorganization was paid off in July 2004, on the Effective Date from the proceeds of the CCBHM financing of Tranche B note with Kirkbride Holdings, LLC (Allied Partners) (See Note 8).

(C)
Amount due pursuant to the confirmed Plan of Reorganization is fixed at $200,000 including interest and penalty through the third quarter 2003. The balance was payable in twelve monthly installments of $16,667 which commenced June 2004. As of June 30, 2005, the Company has repaid $100,000.

(D)	Amount due pursuant to the confirmed Plan of Reorganization was paid off in July 2004 from the Tobacco Settlement Funds distribution.

(E)
Amount due pursuant to the confirmed Plan of Reorganization is payable in 72 equal monthly installments of principal and interest (5% per annum), in the amount of $17,313. Initial payment was due August 2004, and will mature in 2010.

(F)
Amount due pursuant to the confirmed Plan of Reorganization secured claim of $3,019,633, represents all claims, including administrative wage tax claims, of the City of Philadelphia through the effective date, except for real estate taxes. This claim is segregated into two separate payment terms. $2,100,000 of this amount is payable in 120 equal monthly installments of principal and interest (7% per annum), in the amount of $24,383. Initial payment was due August 2004, and will mature in 2014. See (G) below for the terms of the balance of this claim.

(G)
Amount due pursuant to the confirmed Plan of Reorganization secured claim of $3,019,633, represents the balance due on note (F) of $919,633. The balance is payable during the final 48 months of the payment schedule from (F) above, in monthly installments of principal and interest (7% per annum), in the amount of $22,022. Initial payment is due August 2010, and will mature in 2014.

(H)
Amount due pursuant to the confirmed Plan of Reorganization represents penalty and interest on unpaid payroll taxes. The balance is payable in 72 equal monthly installments of principal and interest (7% per annum), in the amount of $3,147. Initial payment was due August 2004, and will mature in 2010.

(I)
Amount due pursuant to the confirmed Plan of Reorganization is payable in 72 equal monthly installments of principal and interest (7% per annum), in the amount of $4,253. Initial payment was due August 2004, and will mature 2010.

(J)
Amount due pursuant to the confirmed Plan of Reorganization is payable in 72 equal monthly installments of principal and interest (7% per annum), in the amount of $7,293. Initial payment was due August 2004, and will mature 2010.

(K)
Amount due pursuant to the confirmed Plan of Reorganization is payable in 72 equal monthly installments of principal and interest (7% per annum), in the amount of $1,251. Initial payment was due August 2004, and will mature 2010.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 12 PAYROLL TAXES PAYABLE - BANKRUPTCY (continued)

(L)
Amount due pursuant to the confirmed Plan of Reorganization priority claim of $162,083, less $72,914 paid in May 2004, is payable in 72 equal monthly installments of principal and interest (7% per annum), in the amount of $2,763. Initial payment was due August 2004, and will mature 2010. Amount was paid off in April 2005.

Below is a summary of the annual maturities of the payroll taxes payable as of June 30, 2005 and 2004, per the confirmed Plan of Reorganization:

Years ending June 30,	2005	2004
2005		$3,126,256
2006	$1,216,863	829,024
2007	367,921	367,921
2008	386,790	386,790
2009	410,908	410,908
2010	436,571	436,571
Therafter	2,154,143	2,154,142

	$4,973,196	$7,711,612

NOTE 13 DUE TO MEDICARE

The Company is required to file a “Hospital and Hospital Health Care Complex Cost Report Certification and Settlement Summary” (cost report) with Medicare annually. The cost report reconciles allowable reimbursable expenditures to actual reimbursements from Medicare. If the Company was underreimbursed during the period, additional reimbursements would be made by Medicare. Conversely, if the Company had been overreimbursed, during the period, the overreimbursement would be required to be repaid with the annual filing of the cost report.

A proof of claim was submitted by Medicare, reconciling the amounts due at confirmation of the Plan, and waiving interest for the period during bankruptcy. Final cost reports have been submitted and credit has been applied to the outstanding balance due. In August 2005, all cost reports through 2003 were settled with amounts due to the Company used to completely repay 1999 and prior liabilities due to the Medicare Program.

NOTE 14 INCOME TAXES

The Company is delinquent in filing its federal and state income tax returns with the last tax returns filed being for the year ended December 31, 2000. Management estimates that the Company has federal and state net operating loss carryforwards in excess of $25,000,000 at June 30, 2005, 2004 and 2003, expiring through 2020. In addition, there is approximately $11,600,000 in temporary timing differences between book and tax basis income and deductions at June 30, 2005, 2004 and 2003. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company more likely than not will not generate income in the future sufficient to fully or partially utilize these carryforwards, the estimated deferred net tax asset of approximately $14,640,000 at June 30, 2005, 2004 and 2003, is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these consolidated financial statements. Certain amounts of the net operating loss carryforwards may be limited due to possible changes in the Company’s stock ownership. No provision for income taxes was made for the years ended June 30, 2005 and 2004 in as much as the net operating loss carryforwards exceeded the taxable income.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 14 INCOME TAXES (continued)

The provision (benefit) for income taxes is composed of the following components:

Years ended June 30,	2005	2004
Current payable (benefit)
Federal	$79,000	$(99,500)
State	26,000	(32,500)
	105,000	(132,000)
Deferred tax provision (benefit)
Federal	(79,000)	99,500
State	(26,000)	32,500
	(105,000)	132,000
Provision (benefit) for income taxes	$-	$-

A reconciliation of taxes computed at statutory income tax rates on income is as follows:

Years ended June 30,	2005	2004
Provision (benefit) for federal income taxes at statutory rates	$79,000	$(99,500)
Provision (benefit) for state income taxes at statutory rates, net of federal benefit	26,000	(32,500)
Valuation allowance changes affecting the provision (benefit) for income taxes	(105,000)	132,000
Provision (benefit) for income taxes	$-	$-

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

June 30,	2005	2004	2003
Current deferred assets:
Allowance for doubtful accounts	$3,400,000	$2,980,000	$2,665,000
Accrued liabilities	1,405,000	1,519,000	943,000
	4,805,000	4,499,000	3,608,000
Less valuation allowance	(4,624,000)	(4,375,000)	(3,458,000)
	181,000	124,000	150,000
Current deferred liabilities:
Prepaid expenses	(181,000)	(124,000)	(150,000)
	$-	$-	$-
Noncurrent deferred assets:
Net operating loss carryforwards	$10,000,000	$10,130,500	$10,544,000
Deferred lease costs	100,000	110,000	120,000
	10,100,000	10,240,500	10,664,000
Less valuation allowance	(10,033,000)	(10,188,500)	(10,481,000)
	67,000	52,000	183,000
Noncurrent deferred tax liabilities:
Other noncurrent assets	(67,000)	(52,000)	(183,000)
	$-	$-	$-

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 15 STOCK OPTIONS AND WARRANTS

The Company has elected to adopt SFAS No. 123(R), “Share-Based Payment,” issued by the FASB in December 2004, which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all share-based payments to employees be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for all Companies effective January 1, 2006.

The Company recognizes compensation cost beginning with the effective date (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remained unvested on the effective date. The Company had no unvested awards granted to employees on the effective date.

Options for 80,000 common stock shares were granted during the year ended June 30, 2005. In the year ended June 30, 2004, options for 293,332 common stock shares were granted, options for 884,998 common stock shares were exercised and options for 1,162,772 common stock shares expired, unexercised.

The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2005	2004

Expected volatility	1.00%	1.00%
Expected dividend yield	0%	0%
Expected life (term)	5 years	5 years
Risk Free Interest Rate	3.63%	3.28%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average fair value of options granted (at their grant date) during the year ended June 30, 2005 and 2004, was $0.10 and $0.04, respectively. The market price of common stock at the dates the options were granted in the years ended June 30, 2005 and 2004 were $0.09 and $0.04 per share, respectively. Consequently, no compensation expense was recognized.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003
NOTE 15 STOCK OPTIONS AND WARRANTS (continued)

In July 1996, the Company’s Board of Directors and Stockholders approved and adopted the Company’s 1996 Stock Plan (the “Plan”). The Plan, as amended in October 1998, provides for the granting of options to purchase up to 3,000,000 shares of common stock, at a price per share as shall be determined by the Company’s Board of Directors from time to time. The Plan provides for the granting of options that do not qualify under Section 422 of the Code. Therefore, the Company will recognize compensation expense for all options issued at less than fair market value on the date of grant equal to the difference between fair market value on the date of grant less the option exercise price multiplied by the number of options granted. No option may have a term longer than five years. Options under the Plan are nontransferable, except in the event of death and are only exercisable by the holder while employed by the Company or until such time as determined by the Board of Directors at its sole discretion. The Plan was extended through January 7, 2008, and the maximum number of common shares was increased to 5,000,000.

The options issued under the Plan were fully vested at the grant date.

A summary of the Company’s stock options activity and related information for the years ended June 30, 2005 and 2004, follows:

	Number of Common Shares	Weighted Average Exercise Price

Outstanding, June 30, 2003	1,754,438	$0.69

Granted	293,332	$0.10

Canceled	(1,162,772)	$0.99

Exercised	(884,998)	$0.10

Outstanding June 30, 2004	-	-

Granted	80,000	$0.10

Canceled	-	-

Exercised	-	-

Outstanding June 30, 2005	80,000	$0.10

As of June 30, 2005, 2004 and 2003, exercisable stock options totaled 80,000, -0- and 1,754,438 and had weighted-average exercise prices of $ 0.10, $-0- and $0.69, respectively.

Options outstanding and exercisable as of June 30, 2005, were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.10	80,000	4.5 Years	$0.10

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003
NOTE 15 STOCK OPTIONS AND WARRANTS (continued)

A summary of the Company’s warrants activity and related information for the years ended June 30, 2005 and 2004, follows:

		Exercise
	Number	Price
	of	Range
	Common	Per
	Shares	Share

Outstanding, June 30, 2003	3,296,622	$0.50-$3.00
Granted	-	-
Canceled	(950,000)	$0.50-$3.00

Outstanding, June 30, 2004	2,346,622	$0.50-$3.00
Granted	-	-
Canceled	(1,288,619)	$0.50-$1.50

Outstanding, June 30, 2005	1,058,003	$1.00-$3.00

The Company has historically issued warrants in connection with the issuance of debt, extension of debt maturity dates, payment of past due interest or principal on debt and payments to service providers for services. The Company recorded the charge associated with these warrants in the year of their issuance.

NOTE 16 RELATED PARTY TRANSACTIONS

Thomas T. Fleming

Thomas T. Fleming, Chairman of the Board of Directors and Chief Executive Officer of the Company, has advanced funds to the Company in the form of direct advances or payments to vendors on behalf of the Company and deferred compensation. A substantial portion of these advances consisted of borrowings from various financial institutions. These amounts were advanced to the Company under the same terms obtained by Mr. Fleming from the financial institutions. Net advances made to the Company by Mr. Fleming were $142,413 and $56,341 for the years ended June 30, 2005 and 2004, respectively. Additionally, net repayments to Mr. Fleming or to financial institutions on his behalf for funds previously loaned to the Company were $158,845 during the year ended June 30, 2003 (See Note 10).

In March 1999, the Company assumed financial responsibility for one of these loans in the amount of approximately $731,000. This loan continues to be secured by the personal assets of Mr. Fleming.

Mr. Fleming is the guarantor of various financial obligations of the Company, including the amount assumed by the Company noted above. To induce the extension of the first mortgage loan, Mr. Fleming guaranteed these liabilities should the Company seek bankruptcy. The May 2002, bankruptcy filing triggered Mr. Fleming’s personal guarantee of the first mortgage loan now held by Kirkbride Holdings, LLC.

Fleming Family Trust

The Fleming Family Trust, controlled by the wife of the Chairman of the Board of Directors, has guaranteed certain obligations of the Company with various financial institutions by either granting a security interest in personal assets controlled by the Fleming Family Trust or by pledging letters of credit for the benefit of certain creditors. One such credit facility was increased by $300,000 during 2000 (see Note 8). On June 4, 2003, the Trust paid off a Company loan with another financial institution. The Company then executed a Promissory Note for $1,379,000 to the Trust (See Note 7).

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 16 RELATED PARTY TRANSACTIONS (CONTINUED)

Rose S. DiOttavio

Rose S. DiOttavio, President and Chief Operating Officer, has advanced funds to the Company in the form of direct advances or payments to vendors and deferred compensation. Net repayments to Ms. DiOttavio or to financial institutions for her benefit for funds previously loaned to the Company were $14,170 during the year ended June 30, 2004. Additionally, net outstanding advances made to the Company by Ms. DiOttavio were $258,413 and $192,746 for the years ended June 30, 2005 and 2004, respectively (See Note 10).

Ms. DiOttavio is also a guarantor of various financial obligations of the Company. To induce extension of certain debt, Ms. DiOttavio guaranteed these liabilities should the Company seek bankruptcy. The May 2002, bankruptcy filing triggered Ms DiOttavio’s personal guarantee of the first mortgage loan now held by Kirkbride Holdings, LLC.

Mentor Special Situation Fund, L.P. (“Mentor”)

A Principal of Mentor, who serves as a member of the Company’s Board of Directors, was issued 113,750 shares of common stock concurrent with the January 2005, extension of the note payable to Mentor. He held a total of 318,750 and 205,000 shares of common stock as of June 30, 2005 and 2004, respectively (See Note 8).

Stock Subscriptions Receivable

In June, 2004, certain members of the Board of Directors and officers collectively exercised options for the purchase of 884,998 shares of common stock at $0.10 per share. The Company received promissory notes totaling $88,500 in exchange for the shares. In December, 2006, the notes were satisfied through cash payment or, in the case of the officers, offset against their advances to the Company.

NOTE 17 SEGMENT INFORMATION

The Company’s continuing operations are classified into three principal reportable segments that provide different services. Those segments are CCBHM, WMI and KRC.

CCBHM derives its revenue from providing inpatient psychiatric and drug and alcohol rehabilitation services. WMI derives its revenue from the operation of an adolescent residential treatment facility. KRC derives its revenue from leasing office space to unaffiliated tenants.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 17 SEGMENT INFORMATION (continued)

Selected financial information for the years ended June 30, 2005 and 2004, is presented as follows:

Year Ended June 30, 2005	CCBHM	WMI	KRC	All Others	Total
External Revenue	$20,089,379	$1,526,711	$1,254,941	$535,612	$23,406,643
Intersegment revenue	-	-	2,162,617	718,097	2,880,714
Interest Expense	575,753	70,227	1,825,215	685,779	3,156,974
Depreciation and amortization	-	3,708	327,043	852	331,603
Income (loss) before discontinued
operations	4,622,405	53,104	(4,384,777)	(213,041)	77,691
Assets	2,860,285	(5,260)	9,831,009	11,336	12,697,370
Expenditures for long-lived assets	321,323	9,173	503,844	-	834,340

Year Ended June 30, 2004	CCBHM	WMI	KRC	All Others	Total
External Revenue	$18,156,838	$2,646,423	$-	$412,786	$21,216,047
Intersegment revenue	440,100	-	-	327,960	768,060
Interest Expense	2,025,186	121,123	-	843,579	2,989,888
Depreciation and amortization	429,426	3,618	-	13,057	446,101
Income (loss) before discontinued
operations	(823,479)	995,823	-	(603,566)	(431,222)
Assets	14,507,123	274,795	-	148,401	14,930,319
Expenditures for long-lived assets	564,195	-	-	-	564,195

Following are reconciliations to corresponding totals in the accompanying financial statements:

Revenues	2005	2004

Total for reportable segments	$25,033,648	$21,243,361
All other segments	1,253,709	740,746
Intersegment revenue	(2,880,714)	(768,060)

Total	$23,406,643	$21,216,047

Income (loss) before discontinued operations	2005	2004

Total for reportable segments	$90,732	$172,344
All other segments	(130,447)	(300,051)
Corporate operating expenses	(82,594)	(303,515)

Income (loss) before discontinued operations	$77,691	$(431,222)

Net patient services revenue during the year ended June 30, 2005, generated from one source of CCBHM and WMI totaled $15,192,478 of the $20,396,957 total consolidated net patient services revenue. During the year ended June 30, 2004, net patient services revenue from the same source totaled $14,995,930 of the $18,419,464 total consolidated net patient services revenue.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 18 RENTAL INCOME

The Company is a lessor of office space and recognizes rental income when earned. Commitments for minimum rental income under noncancelable leases at June 30, 2005, are as follows:

Years ending June 30,	2005

2006	$1,988,586
2007	1,025,881
2008	658,897
2009	24,000

Total minimum lease rental income	$3,697,364

NOTE 19 COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims and lawsuits in the ordinary course of business, including those arising from care and treatment afforded at the Company’s hospital and is party to various other litigation. However, management believes the ultimate resolution of these pending proceedings will not have a material adverse effect on the Company.

The Company is subject to numerous lawsuits from creditors for amounts due for services rendered and products delivered. The Company has accrued the amount of these claims on its consolidated financial statements as necessary.

NOTE 20 NET PATIENT SERVICES REVENUE

Net patient services revenue for the years ended June 30, 2005 and 2004 consists of the following:

Year ended June 30,	2005	2004
Patient services revenue	$74,745,007	$64,670,902

Less: contractual adjustments	54,348,050	46,251,438

Net patient services revenue	$20,396,957	$18,419,464

Concentration of net patient services revenue by payor:

Year ended June 30,	2005	2004
Community Behavioral Health	$15,192,478	$14,995,930
Medicare	1,428,173	318,420
Commonwealth of Pennsylvania	1,697,661	1,058,884
All others	2,078,645	2,046,230

	$20,396,957	$18,419,464

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 21 CAPITAL STRUCTURE

Authorized Shares

The Company’s authorized capital stock consists of 50,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Preferred Stock, par value $.001 per share, as to which the Board has the power to designate the rights, terms, preferences, privileges, and ratify powers, if any, and the restrictions and qualifications of the share of each series as established. Of the 5,000,000 shares of Preferred Stock, 10,000 shares have been designated as Series A Preferred Stock, 7,000 shares have been designated as Series B Convertible Preferred Stock, 25,000 shares have been designated as Series C Convertible Preferred Stock, 15,000 shares have been designated as Series D Preferred Stock, 13,250 shares have been designated as Series E Convertible Preferred Stock, 6,000 shares have been designated as Series F Convertible Preferred Stock and 1,000,000 shares have been designated as Series G Convertible Preferred Stock. The remaining authorized shares are undesignated.

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. As of June 30, 2005, 2004 and 2003, 20,535,941, 19,260,941 and 18,320,943 shares, respectively, were issued and outstanding. Holders of Common Stock are entitled to one vote for each share of Common Stock owned of record on all matters to be voted on by stockholders, including the election of directors. The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available.

The rights of holders of Common Stock to receive dividends are subject to the dividend rights of the holders of Preferred Stock, as described below. Similarly, the rights of holders of Common Stock, upon liquidation or dissolution of the Company, are subject to the preferences afforded to holders of the Company’s Preferred Stock.

The Common Stock has no preemptive or other subscription rights, no cumulative voting rights, and there are no conversion rights or redemption provisions. All outstanding shares of Common Stock, with the exception of the common stock shares subscribed, are validly issued, fully paid, and nonassessable. In June, 2004, certain members of the Board of Directors collectively exercised options for the purchase of 884,998 shares of common stock at $0.10 per share. The Company received promissory notes totaling $88,500 in exchange for the shares. In December, 2006, the notes were satisfied through cash payment or, in the case of the officers, offset against their advances to the Company.

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

Holders of all classes and series of Preferred Stock are entitled to vote in the election of directors and on all other matters submitted to stockholders for their approval or consent. None of the Preferred Stock has any cumulative voting rights. The number of votes is equal to the number of shares of Common Stock into which their Preferred Stock is convertible, at the time of the meeting at which the vote is cast or, in the case of an action of stockholders taken without a formal meeting, on the date of such action, except that each Preferred A and D shares, which have no conversion rights, are entitled to 65 and 50 votes, respectively, per share. Stockholders owning Series G Preferred are entitled to 2 votes per share.

Through June 30, 2005, the Company had not declared dividends on any class of Preferred Stock.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 21 CAPITAL STRUCTURE (continued)

The table below reflects a summary of the authorized, issued and outstanding shares of Preferred Stock as of June 30, 2005, 2004 and 2003, respectively:

Series	Authorized Shares	Issued and Outstanding Shares	Total at Par Value
A	10,000	6,000.00	$6
B	7,000	-	-
C	25,000	8,147.30	8
D	15,000	-	-
E	13,250	-	-
F	6,000	2,870.60	3
G	1,000,000	-	-
Undesignated	3,923,750	-	-

Total	5,000,000	17,017.90	$17

Series A Preferred Stock

The Company has authorized 10,000 shares of Series A Preferred Stock, $.001 par value per share, of which 6,000 shares are issued and outstanding as of June 30, 2005, 2004 and 2003. The Company’s Series A Preferred Stock has a liquidation value of $100.00 per share ($600,000 in the aggregate) in liquidation of the Company; a preference over Common Stock to the extent of its liquidation value; and is entitled to annual dividends in the amount of $4.00 per share (i.e., an annual rate of four (4%) percent) payable semiannually in arrears unless and until a “Dividend Reset Event” occurs. After a Dividend Reset Event, the annual dividend rate on Series A Preferred will be increased from four (4%) percent to a rate equal to the “prime rate” as published in “The Wall Street Journal” as of the last business day preceding the Dividend Reset Event plus six (6%) percent. The Series A Preferred is redeemable by the Company at its option, at liquidation value, in whole or in part, at any time after a Dividend Reset Event, upon not less than thirty (30) days’ written notice.

The term “Dividend Reset Event” is defined to mean either: (a) a public offering of equity securities by the Company or any corporation which owns 50% or more of all classes of the Company’s Common Stock then outstanding (hereinafter, a “Parent of the Company”) which results in the Company’s receipt (or receipt by the Parent of the Company) of not less than $5,000,000 net of offering underwriting discounts and commissions; or, (b) either the Company and/or the Parent of the Company, on a consolidated basis, having as of any fiscal year end, stockholders’ equity of $12,000,000 or more.

The Company has the right to redeem the Series A Preferred Stock after the Dividend Reset Date and upon not less than 30 days’ notice at $100.00 per share plus accrued dividends.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 21 CAPITAL STRUCTURE (continued)

Series B Convertible Preferred Stock

The Company has authorized 7,000 shares of Series B Convertible Preferred Stock, $.001 par value per share. There were no shares of Series B Preferred issued or outstanding as of June 30, 2005, 2004 and 2003.

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

The Company has the right to redeem the Series B shares at $100 per share plus accrued dividends upon not less than thirty (30) days’ written notice.

Series C Convertible Preferred Stock

The Company has authorized 25,000 shares of Series C Convertible Preferred Stock, $.001 par value per share, of which 8,147.3 shares are issued and outstanding as of June 30, 2005, 2004 and 2003. Holders of shares of Series C Convertible Preferred Stock (the “Series C Preferred”) are entitled to annual dividends of $6.00 per share, payable semiannually.

Each share of Series C Preferred is convertible at the option of its holder into 66.67 shares of Common Stock. Conversion features will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series C Preferred Stock has a liquidation value of $100.00 per share plus accrued dividends in liquidation of the Company and is senior in rank to all other stock of the Company except for Preferred Series E which shares the same rank, and for Preferred Series G which is superior in rank.

The Company has the right to redeem the Series C Shares at $100.00 per share plus accrued dividends upon not less than thirty (30) days’ written notice.

Series D Preferred Stock

The Company’s Board of Directors has designated 15,000 shares of its Preferred Stock as Series D Preferred Stock, $.001 par value per share, of which no shares are issued and outstanding as of June 30, 2005, 2004 and 2003. Holders of shares of Series D Preferred Stock (the “Series D Preferred”) are entitled to annual dividends of $6.00 per share, payable semiannually. Series D Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company and is equal in rank to the Series A Preferred.

The Company has the right to redeem the Series D shares at $100.00 per share plus accrued dividends upon not less than thirty (30) days’ written notice.

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 13,250 shares of its Preferred Stock as Series E Preferred Stock, $.001 par value per share, of which no shares are issued and outstanding as of June 30, 2005, 2004 and 2003. Holders of shares of Series E Preferred Stock (the “Series E Preferred”) are entitled to annual dividends of $6.00 per share, payable semiannually. Prior to the Series E Redemption date, each share of Series E Preferred is convertible at the option of its holder into 100 shares of Common Stock. Conversion features will be adjusted in the event of any stock splits, dividends on Common Stock payable in Common Stock or similar events. Series E Preferred Stock has a liquidation value of $100.00 per share in liquidation of the Company, and is senior in rank to all stock of the Company except for Series C which shares the same rank, and for Preferred Series G, which is superior in rank.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 21 CAPITAL STRUCTURE (continued)

Series F Convertible Preferred Stock

The Company’s Board of Directors has designated 6,000 shares of its Preferred Stock as Series F Convertible Stock, $.001 par value per share, of which 2,870.6 shares were issued and outstanding as of June 30, 2005, 2004 and 2003. Holders of shares of Series F Convertible Stock (the “Series F Preferred”) are entitled to annual dividends of $6.00 per share, payable semiannually.

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

Series G Convertible Preferred Stock

The Company’s Board of Directors has designated 1,000,000 shares of its Preferred Stock as Series G Convertible Preferred Stock, $.001 par value per share, of which no shares are issued and outstanding as of June 30, 2005, 2004 and 2003. Holders of shares of Series G Convertible Preferred Stock (the “Series G Preferred”) are entitled to annual dividends of $.18 per share, payable semiannually.

Each share of Series G Preferred is convertible at the option of its holder into 2 shares of common stock. Conversion features will be adjusted in the event of any stock splits, dividends on common stock payable in common stock or similar events. Series G Preferred has a liquidation value of $2.20 per share in liquidation of the Company and is senior in rank to all other stock of the Company.

The Company has the right to redeem the Series G shares at $2.20 per share plus accrued dividends upon not less than thirty (30) days’ written notice.

NOTE 22 DISCONTINUED OPERATIONS

In August 2006, the Company entered into a three (3) year clinical research service agreement with CRI Worldwide (CRI WW) whereby the Company agreed to provide up to 24 inpatient psychiatric beds for CRI WW‘s clinical research studies at a set rate per patient day plus a one time fee of $120,000 payable over ten (10) months. In addition, the Company agreed to assign the space lease of its wholly-owned subsidiary, Quantum to CRI WW. Concurrent with this agreement, Quantum ceased operations.

Transactions related to Quantum have been reflected in discontinued operations for all periods presented. Revenues and income from discontinued operations were as follows:

Year ended June 30,	2005	2004

Revenues	$369,161	$250,337
Operating Expenses	187,230	145,496
Income from discontinued operations
before income tax expense	181,931	104,841
Income tax expense	-	-

Net income from discontinued operations	$181,931	$104,841

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 23 EXTRAORDINARY GAIN ON THE FORGIVENESS OF DEBT

During the fiscal year ended June 30, 2005, the Company was granted forgiveness of debt by two of its creditors. The extraordinary gain on the forgiveness of debt related to interest expense on these debts. The Company aggressively sought relief from the Internal Revenue Service through an attorney for interest charges while in bankruptcy. The Internal Revenue Service agreed with the Company and notified the Company that approximately $1,100,000 of interest owing on payroll taxes had been forgiven. The Company incurred approximately $300,000 in attorney fees in the matter. Additionally, the Company negotiated a reduction in interest owing of approximately $340,000 to a note holder.

NOTE 24 DISCLOSURES OF CASH FLOWS INFORMATION

YEARS ENDED JUNE 30,	2005	2004
SUPPLEMENTARY DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for
Interest	$2,876,458	$2,536,710

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for compensation for services provided	$(100)	$(55)
Additional Paid-in Capital	(5,900)	(2,145)
Compensation expense	6,000	2,200

Common stock issued in conjunction with exercise of options		(885)
Additional Paid-in Capital		(87,615)
Subscriptions receivable		88,500

Common stock issued in lieu of interest on debt	(1,175)
Additional Paid-in Capital	(69,325)
Interest expense	70,500

Additional Paid-in Capital		330,000
Other assets		(330,000)

Additional Paid-in Capital	345,000
Accrued salaries and expenses	(345,000)

Additional Paid-in Capital		114,407
Other income		(114,407)

NOTE 25 NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” which updates and summarizes the Commission’s views on the application of generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policies conform to the requirements of Staff Accounting Bulletin No. 104.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Although not altering any conclusions reached in SFAS No. 123(R), SAB No. 107 provides the views of the SEC Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and, among other things, provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretative guidance on share-based payments set forth in SAB 107 during the Company’s adoption of SFAS No. 123(R).

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 25 NEW ACCOUNTING PRONOUNCEMENTS (continued)

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (FSP FIN 45-3). It served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) by adding minimum revenue guarantees to the list of examples of contracts to which FIN 45 applies. Under FSP FIN 45-3, guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a health care entity to a non employed physician in order to recruit such physicians to move into the entity’s geographical area and establish a private practice. FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company is in the process of evaluating the expected impact of the adoption of FSP FIN 45-3 on its financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities” or VIE’s). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of this statement did not have an impact on the Company’s financial position, results of operations, or cash flows since the Company currently has no VIE’s. In December 2003, the FASB issued FIN 46R with respect to VIE’s created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of special purpose entities. The consolidation requirements apply to all special purpose entities in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective July 1, 2004, and such adoption did not have a material impact on the financial statements since the Company currently has no special purpose entities.

In March 2005, the FASB issued FASB Interpretation 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 effective July 1, 2004, and such adoption did not have a material impact on the financial statements since the Company currently has no conditional asset retirement obligations.

Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 effective July 1, 2004, and such adoption did not have a material impact on the financial statements since the Company currently has no conditional asset retirement obligations.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 25 NEW ACCOUNTING PRONOUNCEMENTS (continued)

In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” an amendment of SFAS Statements No. 123 and No. 95. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock - based compensation to employees effective as of the beginning of its next fiscal year that begins after June 15, 2005. The Company adopted early the requirement that the Company recognize compensation expense at the fair value of the stock option, when granted, in applying the provisions of SFAS No. 123(R) on July 1, 2003.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments:

•	Mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.
•	Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and
•
An obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

SFAS No. 150 does not apply to features imbedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003, and such adoption did not have a material impact on the financial statements since the Company currently had no financial instruments with characteristics of both liabilities and equity.

In December 2004, The FASB issued SFAS No. 153, “Exchange of Non-monetary Assets - An Amendment of APB Opinion No. 29.” This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS No. 153 are effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position or results of operations.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 25 NEW ACCOUNTING PRONOUNCEMENTS (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific translation provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position or results of operations.

NOTE 26 SUBSEQUENT EVENTS

Medicare Liability

In August 2005, the liability to the Medicare Program for the 1999 and prior cost report periods was offset in full from amounts due to the Company resulting from the final settlement of cost report years 2000 through 2003 inclusive plus retroactive tentative settlements due to the Company for the 2004 and 2005 cost report periods.

Kirkbride Holdings, LLC (Allied Partners) Tranche B Refinancing

In May 2006, the Promissory Note was amended whereby the unpaid principal and interest of Tranche B totaling $160,632 was refinanced and an additional $391,892 was advanced. The proceeds were used to reduce outstanding tax liabilities. Interest will compound at 14%. Repayment of principal and interest will be deferred until the maturity date of July 7, 2007.

Metron

In January 2006, Metron Group, Inc. acquired 100 shares of newly authorized convertible preferred stock of CCFS for $800,000. The CCFS convertible preferred stock is convertible into CCFS common stock on a 1 to 1 basis. The stock carries a 14% dividend rate and must be redeemed before December 31, 2006. This date has been extended to March 31, 2007. The proceeds provided working capital and enabled CCFS to purchase the claims of certain unsecured creditors of CCBHM totaling $800,000 at a discount of approximately 50%.

Right of first Refusal to Purchase Westmeade Healthcare, Inc.

In November 2005, the Company entered into a two (2) year agreement with Alternative Behavioral Services, Inc. (“ABS”) to provide management and clinical services for the Company’s Westmeade Adolescent Treatment program. The contract provides for a fixed fee plus incentives for performance improvements. Additionally, ABS received a right of first refusal to acquire WMI at a price equal to 90% of the best legitimate offer from another party.

CORECARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 AND 2003

NOTE 26 SUBSEQUENT EVENTS (continued)

Property Sale and Lease-back

In December, 2006, the Company signed an exclusive representation agreement with Marcus & Millichap, a Real Estate Investment Brokerage Company, to secure a sale of the land and associated buildings that comprise the campus known as the “Kirkbride Center”. The campus is composed of three major and several minor buildings on twenty-one acres of land. Approximately seven acres can be considered excess land for sale or future development. A long term lease for the Company’s healthcare operations will be a condition of any transaction. The property has been listed at $35,000,000. There is no certainty that the Company will be successful in this regard.